Form 10QSB
period 1997-06-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-05-05
CIK 1031279

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington D. C. 20549

                                        FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                       For the quarterly period ended June 30, 1997.


 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for thetransition period from ____________ to ____________ .



                             Commission File Number: 333-06328

                       Sterling Financial Services of Florida I, Inc.
                   (Exact Name of Registrant as Specified in Its Charter)

          Florida                                               65-0716464
(State of Incorporation)                               (I.R.S. Employer I.D. No)

                       239 Halliday Park Drive, Tampa, Florida 33612
                          (Address of Principal Executive Offices)


                                       (813) 932-2228
                    (Registrant's Telephone Number, Including Area Code)



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of April 21, 1999.

                                    1,000 Common Shares


Transitional Small Business Disclosure Format:

                                       YES ( ) NO (X)

                       Sterling Financial Services of Florida I, Inc.
                               (A Development Stage Company)
                                    INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of June 30, 1997 and January 10, 1997............3


           Statements of Operations for the Three Months Ended June 30,
           1997 and the Period January 3, 1997 (Inception) to June 30,
           1997...............................................................4

           Statement of Stockholders' Deficit as of June 30, 1997.............5
         .................................................

           Statements of Cash Flows for the Three Months Ended June 30,
           1997 and the Period January 3, 1997 (Inception) to June 30,
           1997...............................................................6

           Notes to Financial Statements .....................................7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .............................................8


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .................................................10
Item 2.    Changes in Securities .............................................10
Item 3.    Defaults Upon Senior Securities ...................................10
Item 4.    Submission of Matters to a Vote of Securities Holders..............10
Item 5.    Other Information..................................................10
Item 6.    Exhibits and Reports on Form 8-K...................................10

Signatures

         STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                 (A Development Stage Company)
                         BALANCE SHEETS

-----------------------------------------------------------------


                                         June 30,        January
                                           1997          10,
ASSETS                                   Unaudited        1997
                                         ----------      --------

Cash and cash equivalents                $  98,353     $   1,000

Property and equipment - net                 9,635             0

Deferred debt issuance costs                53,316             0
                                        -----------    ----------

TOTAL                                    $ 161,304     $   1,000
                                        ===========    ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                    $ 139,000     $       0
Due to stockholder                           1,750             0
Accrued expenses                            30,000             0
                                        -----------    ----------
  Total liabilities                        170,750             0
                                        -----------    ----------

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000
    shares authorized,
    1,000 shares issued and outstanding     1,000          1,000
Deficit accumulated during
    the development stage                 (10,446)             0
                                        -----------    ----------
  Total stockholders' deficit              (9,446)         1,000
                                        -----------    ----------

TOTAL                                    $ 161,304     $   1,000
                                        ===========    ==========


-----------------------------------------------------------------

See accompanying notes.

            STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                              (Unaudited)


--------------------------------------------------------------------

                                                          Period
                                                          January
                                       Three              3, 1997
                                       Months             (Inception)
                                       Ended              to June
                                       June 30,           30 , 1997
                                          1997
                                       ------------       ----------

OPERATING EXPENSES:
Management fees - related party       $      4,550      $     4,550
Office rent - related party                  4,400            4,400
Other                                          250              700
                                      -------------     ------------
    Total operating expenses                 9,200            9,650
                                      -------------     ------------

LOSS FROM OPERATIONS                       (9,200)          (9,650)

INTEREST EXPENSE                             (796)            (796)
                                      -------------     ------------

NET LOSS                              $    (9,996)      $  (10,446)
                                      =============     ============

LOSS PER COMMON SHARE                 $    (10.00)      $   (10.45)
                                      =============     ============


--------------------------------------------------------------------

See accompanying notes.

           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                    (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS' DEFICIT
                             (Unaudited)


------------------------------------------------------------------------------
                                                       Deficit
                                                      Accumulated
                                                      During
                                                         the
                                        Common Stock  Development
                            Shares      Amount          Stage          Total
                            --------  -----------     ----------      --------

Balances, January 3, 1997         0    $       0     $        0     $       0
(Inception)

Issue of common stock         1,000        1,000                        1,000

Net loss for period
  January 3, 1997
 (Inception) through
  June 30,1997                                         (10,446)       (10,446)
                            --------  -----------    -----------   -----------
Balances, June 30, 1997       1,000   $    1,000     $ (10,446)     $  (9,446)
                            ========  ===========    ===========   ===========



------------------------------------------------------------------------------


See accompanying notes.

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                       (A Development Stage Company)
                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


------------------------------------------------------------------------------
                                                Three              Period
                                                Months           January 3,
                                                Ended               1997
                                                June 30,        (Inception)
                                                   1997          to June 30
                                                                   , 1997
                                                -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      $  (9,996)      $   (10,446)
  Adjustments to reconcile net loss to net
  cash used by operating activities-
    Increase in accrued expenses                    30,000            30,000
                                               ------------   ---------------

NET CASH PROVIDED BY OPERATING  ACTIVITIES          20,004            19,554
                                               ------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES-
  Purchase of property and equipment               (9,635)           (9,635)
                                               ------------   ---------------

NET CASH USED BY INVESTING ACTIVITIES              (9,635)           (9,635)
                                               ------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                               0             1,000
  Issuance of secured notes payable                139,000           139,000
  Net increase (decrease) in stockholder
    advance                                        (5,000)             1,750
  Cash paid for deferred debt issuance costs      (46,326)          (53,316)
                                               ------------   ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           87,674            88,434
                                               ------------   ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS           98,042            98,353

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         311                 0
                                               ------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $    98,353    $       98,353
                                               ============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                  $       796    $          796
                                               ============   ===============

-----------------------------------------------------------------------------

See accompanying notes.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                               (A Development Stage Company)
                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)


--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc, (the "Company") was incorporated under the laws of the state of Florida on January 3, 1997. The Company which is considered to be in the development stage as defined in Financial Accounting Standard No 7, intends to offer financial services to the sub-prime mobile home industry, including originating and refinancing for its own account installment contracts created in connection with the sale of used and new mobile homes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and the period January 3, 1997 (Inception) to June 30, 1997 are not necessarily indicative of the results that may be expected for the period January 3, 1997 (Inception) to December 31, 1997. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of January 10, 1997 contained in its Amendment No. 3 Registration Statement on Form S-1.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principals requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of the revenues and expenses during the reporting period may be affected by the estimates and assumptions that management is required to make. Actual results could differ from those estimates.

Basis of Accounting

The Company's financial statements are prepared using the accrual basis of accounting.

Year End

The Company's year-end for financial and tax-reporting purposes is December 31.

Financial Instruments

The Company believes the book value of their cash and cash equivalents and accrued expenses approximates their fair values due to their short-term nature. The book value of the Company's secured notes payable approximates their fair value as the current interest rates approximate rates at which similar types of borrowing arrangements could be currently obtained by the Company.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation will be computed using an accelerated method over the assets' estimated useful lives of 5 to 27.5 years.

Income Taxes

The Company has elected to be taxed under Subchapter S of the Internal Revenue Code, and accordingly is not subject to income taxes as the results of operations flow through to the shareholders for inclusion in their personal tax returns.

Deferred Debt Issuance Costs

Direct costs incurred to register and issue the secured notes will be deferred and amortized to interest expense over the lives of the related loans using the actuarial method.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common shares outstanding for the three months ended June 30, 1997 and for the period January 3, 1997 (Inception) to June 30, 1997 was 1,000.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

NOTE C - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes will be secured by a first lien on any assets acquired with the proceeds. The notes are prepayable in whole or in part at any time without premium or penalty. The Company has registered $9.9 million of such notes and is continuing to offer the remaining $9,761,000 of secured notes for sale. The notes are being offered on a "best-efforts" basis by broker-dealers, who are members of the National Association of Securities Dealers, Inc.

NOTE D - RELATED PARTY TRANSACTIONS

The Company's majority stockholder advanced $6,750 to the Company of which $5,000 was repaid during the period January 3, 1997 (Inception) to June 30,
1997; the remaining $1,750 is reflected as a due to stockholder in the accompanying balance sheet. The advances were and are unsecured, non-interest bearing and due on demand.

Sterling Financial Services, Inc. ("SFS"), a related party due to common ownership manages the Company and leases space to the Company for its operations. Management fees and office rent paid to SFS during the period January 3, 1997 (Inception) to June 30, 1997 totaled $8,950.

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of January 10, 1997 and the financial statements as of and for the three months ended June 30, 1997 and the period January 3, 1997 (Inception) to June 30, 1997 included with this Form 10-QSB.

The Company, which is currently in the development stage, intends to offer financial services to the sub-prime mobile home industry by originating and refinancing sub-prime mobile home installment contracts. The Company has not originated or refinanced any installment notes as of June 30, 1997.

RESULTS OF OPERATIONS

The Company did not generate revenue during the three months ended June 30, 1997. Operating expenses during the same period totaled $9,200 and consisted primarily of management fees and rent of $8,950. The management fees and rent were paid to Sterling Financial Services, Inc. ("SFS"), which is related to the Company by virtue of common ownership. Interest expense of $796 was incurred on outstanding secured notes of $139,000 during the three-month period. The net losses for the three months ended June 30, 1997 and for the period January 3, 1997 (Inception) to June 30, 1997 were $9,996 and $10,446, respectively.

The losses are the result of the initial startup costs incurred to implement the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities in the three months ended June 30, 1997 provided $20,004 in cash flow due to an increase in accrued expenses of $30,000. Offsetting the increase in cash due to accrued expenses was a loss of $9,996 for the three months ended June 30, 1997. There was no significant activity prior to the three months ended June 30, 1997.

Financing activities generated additional cash flow of $139,000 from the proceeds of secured notes payable. Financing activities utilized $51,326 of cash flow due to the payment of $46,326 in deferred debt issuance costs, and the repayment of $5,000 that had been advanced by the majority stockholder during the three months ended June 30, 1997. The balance of the stockholder advance is $1,750 which amount is unsecured non-interest bearing, and due on demand.

The Company is offering subscriptions for a maximum of 9,900 secured notes in the principal amount of $1,000 each. As such, $9,761,000 of notes remain available for sale as of June 30, 1997. If all of these notes are sold, the Company will net approximately $8,784,000. The notes bear simple interest at 10.5% and mature on June 30, 2002. Interest is payable monthly. The notes will be secured by a first lien on the assets acquired with the proceeds of the offering. The notes are prepayable in whole or in part at any time without premium or penalty.

The Company believes that it will be able to satisfy its cash requirements for the foreseeable future if it does not expand its business by originating additional finance receivable contracts. However, in order for the Company to expand its dealer base and portfolio of finance receivable contracts, the Company must secure additional capital resources through additional debt or equity offerings and/or institutional financing, such as a line of credit. No assurance can be given that additional capital resources will be available through such sources, or available on reasonable terms. If the Company is unable to originate finance receivable contracts in an amount and at a pace that approximates the amount and the pace that capital is raised through the issue of secured notes, the interest earned on the capital raised will not be sufficient to cover the cost of the interest on the secured notes.

--------------------------------------------------------------------------------

                                PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

      NONE

Item 2. Changes in Securities

      NONE

Item 3. Defaults Upon Senior Securities

      NONE

Item 4. Submission of Matters to a Vote of Securities Holders

      NONE

Item 5. Other Information

      NONE

Item 6. Exhibits and Reports on Form 8-K

      NONE


                                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




05/03/99                                         /s/ Anthony A. Sutter
----------------------------                    --------------------------------
         Date                                    Anthony A. Sutter, President