Form 10QSB
period 1997-09-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-05-05
CIK 1031279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934.

              For the quarterly period ended September 30, 1997.


 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from _____
      ____________ to ____________ .



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



Check whether the registrant: (1) has filed all reports required to be filed by Section by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of September 30, 1997 and January 10, 1997       3


           Statements of Operations for the Three Months Ended September 30, 1997 and the Period January 3, 1997 (Inception) to September 30,
           1997......................................................         4

           Statement of Stockholders' Deficit as of September 30, 1997        5


           Statements of Cash Flows for the Three Months Ended September 30, 1997 and the Period January 3, 1997 (Inception) to September 30,
           1997.....................................................          6

           Notes to Financial Statements ...........................          7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................     10


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ..................................              12
Item 2.    Changes in Securities ..............................              12
Item 3.    Defaults Upon Senior Securities ....................              12
Item 4.    Submission of Matters to a Vote of Securities Holders             12
Item 5.    Other Information...................................              12
Item 6.    Exhibits and Reports on Form 8-K....................              12

Signatures

            STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                    (A Development Stage Company)
                            BALANCE SHEETS

      -----------------------------------------------------------



                                        September
                                        30, 1997       January
      ASSETS                            (Unaudited)    10, 1997
                                        ----------     ----------

      Cash and cash equivalents       $   620,811      $   1,000

      Finance receivables                  79,115              0

      Property and equipment - net        113,976              0

      Deferred debt issuance cost,net     151,284              0
                                     -------------    -----------

      TOTAL                           $   965,186     $    1,000
                                     =============    ===========


      LIABILITIES AND STOCKHOLDERS' DEFICIT

      LIABILITIES:
      Secured notes payable           $   984,000      $       0
      Due to stockholder                    1,750              0
      Accrued expenses                     30,200              0
                                     -------------    -----------
        Total liabilities               1,015,950              0
                                     -------------    -----------


      STOCKHOLDERS' DEFICIT
      Common stock, no par value,
        10,000 shares
        authorized; 1,000 shares
        issued and outstanding             1,000           1,000
      Deficit accumulated
        during the development stage     (51,764)              0
                                     -------------    -----------
          Total stockholders' deficit    (50,764)          1,000
                                     -------------    -----------

      TOTAL                           $   965,186     $    1,000
                                     =============    ===========


      -----------------------------------------------------------

      See accompanying notes.

             STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                      (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                               (Unaudited)

          ------------------------------------------------------

                                                       Period
                                        Three         January
                                       Months            3,
                                        Ended           1997
                                      September       Inception
                                      30, 1997           to
                                                      September
                                                       30,1997
                                      ----------      ----------
          REVENUES:
          Rental income               $     647     $       647
          Floor plan charges and          1,180           1,180
          fees
          Appraisal fees                    500             500
                                     -----------    ------------
              Total revenues              2,327           2,327
                                     -----------    ------------

          OPERATING EXPENSES:
          Management fees
             - related party             14,025          18,575
          Office rent
             - related party              8,825          13,225
          Depreciation                    1,815           1,815
          Other                             149             849
                                     -----------    ------------
             Total operating expenses    24,814          34,464
                                     -----------    ------------

          LOSS FROM OPERATIONS         (22,487)        (32,137)

          INTEREST EXPENSE             (18,831)        (19,627)
                                     -----------    ------------

          NET LOSS                   $ (41,318)     $  (51,764)
                                     ===========    ============

          LOSS PER COMMON SHARE      $  (41.32)     $   (51.76)
                                     ===========    ============



          ------------------------------------------------------

          See accompanying notes.

                          STERLING FINANCIAL SERVICES OF FLORIDA I,INC.
                                (A Development Stage Company)
                              STATEMENT OF STOCKHOLDERS' DEFICIT
                                         (Unaudited)

----------------------------------------------------------------------------

                                                           Deficit
                                                          Accumulated
                                                           During
                                       Common  Stock         the
                                                          Development
                                Shares    Amount            Stage     Total
                                -------   --------        ----------  ------

Balances, January 3, 1997            0     $    0       $         0 $     0
(Inception)

Issue of common stock            1,000      1,000                     1,000

Net loss for period
  January 3,1997 (Inception)
  through September 30, 1997                               (51,764)   (51,764)
                                -------   --------      ----------- ---------
Balances, September 30, 1997     1,000    $ 1,000       $  (51,764) $ (50,764)
                                =======   ========      =========== =========


----------------------------------------------------------------------------

See accompanying notes.

                STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                         ( A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

------------------------------------------------------------------------------

                                                                        Period
                                                      Three            January
                                                      Months            3, 1997
                                                      Ended          (Inception)
                                                      September           to
                                                      30, 1997         September
                                                                        30, 1997
                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $  (41,318)       $ (51,764)
  Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation                                          1,815            1,815
    Amortization                                          6,888            6,888
    Increase in accrued expenses                            200           30,200
                                                   -------------       ---------

NET CASH USED BY OPERATING ACTIVITIES                  (32,415)         (12,861)
                                                   -------------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                 (106,156)        (115,791)
  Finance receivables originated, net of payments
    and discounts                                      (79,115)         (79,115)
                                                   -------------       ---------

NET CASH USED BY INVESTING ACTIVITIES                 (185,271)        (194,906)
                                                   -------------       ---------

CASH FLOWS FROM FINANCING ACTIVITES:
  Issuance of common stock                                                 1,000
  Issuance of secured notes payable                     845,000          984,000
  Net increase(decrease) in stockholder loan                               1,750
  Cash paid for deferred debt issuance costs                           (158,172)
                                                      (104,856)
                                                   -------------       ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES               740,144          828,578
                                                   -------------       ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS               522,458          620,811

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           98,353                0
                                                   -------------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   620,811        $ 620,811
                                                   =============       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
- Interest paid                                     $    11,943        $  12,739
                                                   =============       =========


------------------------------------------------------------------------------

See accompanying notes.

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida, I, Inc. (the "Company") was incorporated under the laws of the state of Florida on January 3, 1997. The Company, which is considered to be in the development stage as defined in Financial Accounting Standard No. 7, intends to offer financial services to the sub-prime mobile home industry, including originating and refinancing for its own account installment contracts created in connection with the sale of used and new mobile homes. The Company also owns and rents mobile homes.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997 and the period January 3, 1997 (Inception) to September 30, 1997 are not necessarily indicative of the results that may be expected for the period January 3, 1997 (Inception) to December 31, 1997. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of January 10, 1997 contained in its Amendment No.3 Registration Statement on Form S-1.

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

Revenue Recognition

Interest income is recognized using the interest (actuarial ) method. Unearned finance charges are rebated to customers under the Rule of 78's method. The difference between income previously recognized under the interest method and the Rule of 78's method is recognized as an adjustment to interest income at the time of rebate. Accrual of interest income on finance receivables is generally suspended when no payment has been received for ninety days; the accrual of income is not resumed until management believes such interest is collectible.

Nonrefundable Acquisition Discounts and Allowance for Credit Losses

The Company enters into agreements with dealers that establish nonrefundable acquisition discounts to protect the Company from potential losses associated with the financing of installment sales contracts. All or a portion of these negotiated discounts are available to absorb credit losses. Credit loss experience, contractual delinquency of loan receivables, the value of underlying collateral and current economic conditions are factors management uses in negotiating the discounts and assessing the overall adequacy of the discounts to absorb losses. Management attempts to maintain the nonrefundable acquisition discount account at a level consistent with anticipated loan charge offs.

The allowance for credit losses is established through a charge to earnings based on management's evaluation of potential losses inherent in the portfolio. Such evaluation includes a review of all such assets for which full recoverability may not be reasonably assured. At September 30, 1997, management believes no allowance for credit losses is necessary.

The Company generally initiates repossession proceedings when an account is more than two payments contractually past due, but the repossession process is accelerated for loans which become delinquent in the first or second payment.

Financial Instruments

The Company believes the book value of their cash and cash equivalents and accrued expenses approximates their fair values due to their short-term nature. The book value of the Company's finance receivables and secured notes payable approximates their fair values as the current interest rates approximate rates at which similar types of lending and/or borrowing arrangements could be currently negotiated by the Company.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs, which do not extend the useful life of an asset, are expensed as incurred. Depreciation is computed using an accelerated method over the assets' estimated useful lives of 5 to 27.5 years.

Income Taxes

The Company has elected to be taxed under Subchapter S of the Internal Revenue Code, and accordingly is not subject to income taxes as the results of operations flow through to the shareholders for inclusion in their personal tax returns.

Deferred Debt Issuance Costs

Direct costs incurred to register and issue the secured notes payable are deferred and amortized to interest expense over the lives of the loans using the actuarial method.

Loss per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of common shares outstanding during the period January 3, 1997 (Inception) to September 30, 1997 was 1,000.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of finance receivables and cash. Management believes risk with respect to such receivables is mitigated because the Company performs ongoing credit evaluations of its' customers financial condition, and because such receivables are collateralized by the mobile homes purchased with the proceeds of the loans. The Company maintains all of its cash and cash equivalents at one FDIC insured institution that has a maximum insurance limit of $100,000. Accordingly, at September 30, 1997 the Company's uninsured cash balances approximated $521,000.

 NOTE C - FINANCE RECEIVABLES - NET

The finance receivables generally have terms of 60 to 120 months with rates ranging from 13% to 17.9%. At September 30, 1997 no interest income had been suspended on finance receivables.

NOTE D - SECURED NOTE PAYABLES

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes are secured by a first lien on any assets acquired with the proceeds of the notes. The notes are prepayable in whole or in part at any time without premium or penalty. The Company has registered $9.9 million of such notes and is continuing to offer the remaining $9,761,000 of secured notes for sale. The notes are being offered on a "best-efforts" basis by broker-dealers who are members of the National Association of Securities Dealers, Inc.

NOTE E - RELATED PARTY TRANSACTIONS

The Company's majority stockholder advanced $6,750 to the Company of which $5,000 was repaid during the period January 3, 1997 (Inception) to September 30, 1997; the remaining $1,750 is reflected in the accompanying balance sheet as a due to stockholder. The advances were and are unsecured, non-interest bearing and due on demand.

Sterling Financial Services, Inc. ("SFS"), a related party due to common ownership manages the Company and leases space to the Company for its operations. Management fees and office rent paid to SFS during the period January 3, 1997 (Inception) to September 30, 1997 totaled $22,850.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of January 10, 1997 and the financial statements as of and for the three months ended September 30, 1997 and the period January 3, 1997 (Inception) to September 30, 1997 included with this Form 10-QSB.

The Company, which is currently in the development stage, intends to offer financial services to the sub-prime mobile home industry by originating and refinancing sub-prime mobile home installment contracts. The Company also owns and rents mobile homes.

RESULTS OF OPERATIONS

The Company generated revenue of $2,327 during the three months ended September 30, 1997. No revenue was generated prior to the three months ended September 30, 1997. The revenues arose primarily from fees charged to floor plan customers. Operating expenses for the three months ended September 30, 1997 and for the period January 3, 1997 (Inception) to September 30, 1997 totaled $24,814 and $34,464, respectively and consisted primarily of management fees and office rent. These amounts were paid to Sterling Financial Services ("SFS"), which is related to the Company by virtue of common ownership. Interest expense incurred on the secured notes payable, including amortization of deferred debt issuance costs of $6,888, was $18,831 and $19,627, respectively for the three months ended September 30, 1997 and for the period January 3, 1997 (Inception) to September 30, 1997. The net losses for the three months ended September 30, 1997 and for the period January 3, 1997 (Inception) to September 30, 1997 were $41,318 and $51,764, respectively. The losses are the result of the initial start up costs incurred to implement the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities for the three months ended September 30, 1997 and the period January 3, 1997 (Inception) to September 30, 1997 used $32,415 and $12,861 of cash, respectively. These cash outlays were used to fund the aforementioned net losses less various non-cash expenses and accrued expenses of $8,703 and $30,200, respectively.

Investing activities, which arose from purchases of property and equipment and the origination of finance receivables, used cash of $185,271 and $194,906 during the three months ended September 30, 1997 and the period January 3, 1997 (Inception) to September 30, 1997, respectively. No finance receivables had been originated prior to the three months ended September 30, 1997. Finance receivables generally have terms of 60 to 120 months with interest rates ranging from 13% to 17.9%.

Financing activities have generated net cash flow of $740,144 during the three months ended September 30, 1997 and $828,578 for the period January 3, 1997 (Inception) to September 30, 1997. Cash inflows from financing activities arose primarily from the sale of $984,000 of secured notes payable (of which $845,000 related to the three months ended September 30, 1997). Financing cash outflows relate primarily from the payment of deferred debt issuance costs of $158,172 (of which $104,856 was paid during the three months ended September 30, 1997). The Company also repaid $5,000 that had been advanced by the majority stockholder during the three months ended June 30, 1997. The balance of the stockholder advance is $1,750; such amount is unsecured non-interest bearing, and due on demand.

The Company is offering subscriptions for a maximum of 9,900 secured notes in the principal amount of $1,000 each. As such, $8,916,000 of notes remain available for sale as of September 30, 1997. If all of these notes are sold, the Company will net approximately $8,024,400. The notes bear simple interest at 10.5% and mature on June 30, 2002. Interest is payable monthly. The notes are secured by a first lien on the assets acquired with the proceeds of the offering. The notes are prepayable in whole or in part at any time without premium or penalty.

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


------------------------------------------------------------------------------

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