Form 10KSB
period 1997-12-31
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-06-25
CIK 1031279

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-KSB

      ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 1997

      ( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from __________ to __________.

                        Commission File Number: 333-06328

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                   (Exact name of Registrant as specified in its Charter)

      FLORIDA                                            65-0716464
(State of or other jurisdiction of                  (IRS Employer I.D. No.)
incorporation or organization)

                  239 Halliday Park Drive, Tampa, Florida 33612
                     Address of Principle Executive Offices:

                                 (813) 932-2228
                    Registrant's telephone number, including area code:

                Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

                Securities registered pursuant to Section 12(g) of the Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. ___ Yes _X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Issuer's revenues for the most recent fiscal year: $25,449.00

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1997 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of June 15, 1999.
                               1,000 Common Shares

                       Documents Incorporated By Reference
                                      NONE

Transitional small business disclosure format. ___ Yes  _X_No

                       Sterling Financial Services of Florida I, Inc.
                                  FORM 10 - KSB

                                Table of Contents


     PART I.
              ITEM 1. Business                               2
              ITEM 2. Properties                            11
              ITEM 3. Legal Proceedings                     11
              ITEM 4. Submission of Matters to a Vote of    11
                      Security Holders

     PART II
              ITEM 5. Market for the Common Equity and
                      Related Stockholder Matters           11
              ITEM 6. Management's Discussion and Analysis  12
                      of Financial Condition and Results
                      of Operations
              ITEM 7. Financial Statements                  14
              ITEM 8. Changes In and Disagreements With     26
                      Accountants on Accounting and
                      Financial Disclosures

     PART III
              ITEM 9  Directors, Executive Officers,
                      Promoters and Control Persons;
                      Compliance with Section 16(a) of the  26
                      Exchange Act
              ITEM 10 Executive Compensation                27

              ITEM 11 Security Ownership of Certain         27
                      Beneficial Owners and Management
              ITEM 12 Certain Relationships and Related     28
                      Transactions
              ITEM 13 Exhibits, Financial Statement         28
                      Schedules and
                      Reports on Form 8-K

                      Signatures                            29

                                    PART I.

ITEM 1

BUSINESS

      Sterling Financial Services of Florida I, Inc. (the "Corporation") was formed in January 1997 under the laws of the State of Florida primarily to offer a package of financial services to the sub-prime mobile home industry, including originating, purchasing and refinancing for its own account retail mobile home installment sales contracts (the "Contracts") created in connection with the financing of used as well as new mobile homes (the "Homes"), selling Contracts to other lenders; and providing certain floor plan financing to mobile home dealers (the "Dealers") (collectively, the "Financing Activities"). In addition, the Corporation may also (1) purchase, refurbish and lease or sell new or used Homes; (2) buy and improve land for development of mobile home parks (the
"Parks"), or provide financing to others for such purposes; (3) buy and sell Parks; and (4) purchase other sub-prime financial companies in the mobile home lending business (collectively, the "Other Activities").

      The Corporation has been offering subscriptions for a maximum $9,900,000 of secured notes payable (the "Notes") in the principal amount of $1,000 each. The Notes, which provide for monthly interest payments at the rate of 10.5% per annum, are payable in full on June 30, 2002. During the period January 3, 1997 (date of inception) to December 31, 1997, the Corporation sold $1,612,000 of these Notes. Subsequent to December 31, 1997, the Corporation has sold additional Notes of approximately $6,780,000. The offering is scheduled to terminate on June 30, 1999.

      The Corporation is using the proceeds from the sale of the Notes to fund its Financing and Other Activities, and its operating losses. The Notes are secured by a first lien on the assets acquired with the proceeds of the offering or other assets acquired with funds obtained from the repayment, sale or refinancing or such assets (these assets are collectively referred to as the "Collateral"). The primary source of payment on the Notes will be payments made by sub-prime borrowers on the Contracts (see Mobile Home Finance Industry - Sub-Prime Market Segment for definition of a sub-prime borrower).

It was initially anticipated that approximately 85% of the Corporation's business would involve originating and refinancing Contracts created in connection with the financing of primarily used as well as some new Homes. The Corporation intended to originate Contracts, as opposed to purchasing Contracts at a discount from Dealers or others. As a secondary activity, not anticipated to exceed approximately 15% of the Corporation's business was the Corporation's intention to provide certain floor plan financing to mobile home dealers. In addition, from time to time, it was anticipated that the Corporation would participate in Other Activities. Notwithstanding such parameters, most the of the Corporation's outstanding finance receivables have been purchased at a discount. In addition, a significant portion of the Corporation's available funds has been invested in a Park (see Item 12-Certain Relationships and Related Transactions).

Risk Factors

      An  investment  in  the  Notes  involves  various  risks,   including  the
following:

o Because most of the borrowers under the Contracts are considered sub-prime, the risk of default on the Contracts is greater than if the Corporation originated Contracts with A or Prime credit borrowers.

o Over the past several years, lenders to sub-prime borrowers have experienced increased rates of delinquency, default and credit losses.

o There are various conflicts of interest resulting from the relationship between the Corporation and Sterling Financial Services, Inc., a Florida corporation (the "Servicing Company").

o Increased competition in the sub-prime mobile home finance business and deviations from credit underwriting guidelines could result in the Corporation originating Contracts with a greater risk of loss. Although the Corporation has established certain guidelines with minimum acceptable criteria for Contract origination, there is no limitation upon the number of Contracts which can deviate from these guidelines.

o The Corporation has not had significant operations as of December 31, 1997.

o The Corporation has experienced negative interest income and net operating losses since its inception; these losses are being funded from proceeds generated from the sale of the Notes.

o There are limited sources of payment of interest and principal on the Notes.

o The value of the Collateral will be less than the principal due on the Notes.

o No public or other market for the Notes exists and there can be no assurance that one may develop in the future.

o The success of the Corporation will, to a large extent, depend on the quality of services provided by Mr. Sutter and the Servicing Company's employees. The Corporation does not have an employment contract with Mr. Sutter and the loss of his services could materially adversely affect the business of the Corporation.

MOBILE HOME FINANCE INDUSTRY

      Sub-Prime Market Segment

      The Corporation operates in the sub-prime segment of the mobile home finance market, focusing on financing used homes sold to sub-prime borrowers. A sub-prime borrower is a purchaser of a home who does not qualify for traditional A or prime credit, which in general means that the borrower does not have all of the following characteristics: (i) a long credit history and no defaults, (ii) at his/her current job for at least 18 months, (iii) can easily finance a Home through a traditional financial institution, such as a bank, (iv) usually a homeowner, and (v) typical risk of loan loss is less than 3% and whose typical cost of credit is prime plus 1% to 3%. Sub-prime borrowers are generally rated "B," "C" or "D" based upon the degree of variance from the foregoing characteristics.

      It has been management's experience that lenders to prime mobile home financing borrowers impose interest rates less than the maximum provided by law. Management anticipates that almost all of its Contracts will be at the maximum interest rate permitted by law. See "Consumer Finance Laws and Regulations." To the extent this interest rate differential continues, Contracts financed in the sub-prime market segment will have the potential for higher yields, but, because sub-prime borrowers are not as creditworthy as prime borrowers, these Contracts also present greater risk of default and loss. Accordingly, the net yield on sub-prime contracts may be less than that on prime contracts.

      Competition

      Although there is some competition in the mobile home finance business, the Corporation believes that there are few competitors providing financing to sub-prime purchasers of Homes. The sub-prime market is highly fragmented and, to date, is served by only a few non-traditional consumer finance sources. Because the Corporation provides financing to borrowers who do not qualify for traditional financing, the Corporation does not believe that it competes with most commercial banks, savings and loans, credit unions and other consumer lenders that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of mobile home financing (some of which are larger and have significantly greater financial resources) have not served the Corporation's sub-prime market segment to any significant extent. However, if these and other companies expand their activities in the market served by the Corporation, the competition for suitable Contracts in that market will continue to intensify, which could have an adverse effect on the Corporation.

      In connection with the origination of Contracts, the Corporation will encounter competition from persons or entities that may have objectives similar in whole or in part to those of the Corporation. Most of such competitors may be substantially better financed and have reputations and public awareness of their operations that are more widely known and accepted. The pressure of such competition may require that the Corporation pay more for Contracts it originates or purchases, or result in the Corporation originating Contracts of lesser quality, which could reduce or eliminate payments to Note Holders.

ORIGINATION AND SERVICING OF CONTRACTS

      The Corporation has entered into a Servicing Agreement with the Servicing Company, to provide all services in connection with Contract origination and servicing. The agreement may be terminated by either party without cause upon 15 days' notice. Because the Servicing Company must operate within the guidelines established by the Corporation, all management and operational decisions made by the Servicing Company will be the same as would be made if the Corporation made such decisions directly. A description of the guidelines of the Corporation is set forth below. No funds of the Corporation are deposited or kept in any account commingled with funds of the Servicing Company or any other person or entity. See "Business - Relationship with Servicing Company."

      Origination

      The Servicing Company will contact borrowers as well as park owners and Dealers to advise them of the Corporation's program for Contract origination. In addition, print advertising directed at individual borrowers may be used. The Corporation does not anticipate that it will be dependent upon one or a few park owners or Dealers for identifying potential borrowers. Also, the Corporation anticipates that park owners, Dealers or potential borrowers will contact the Corporation regarding the availability of financing, and the Corporation will make a credit application available directly to the borrower.

      When the credit application from the borrower is received, an investigator will review the application and obtain the applicant's credit bureau and other information.

      Contract origination guidelines include the following minimum acceptable criteria:

o        Employment history - at least six months on the job;

o Income - depends on the amount of the loan and the debt to income ratio (see below) of the borrower;

o        Time at residence - at least one year at current residence;

o Debt to income ratio - personal debt cannot exceed 50% of the borrower's net income;

o Bankruptcy - all debts must have been fully discharged at least one year prior to application for the loan;

o Child support - if the borrower is paying child support, it will be treated as a personal debt and factored into the debt to income ratio;

         if the borrower is receiving child support, such income will only be considered if court mandated;

o Repossessions - must have occurred at least one year prior to application for the loan;

o Liens/judgments - will be decided on a case-by-case basis, depending on the type of lien or judgment, the amount involved and the age thereof;

o Previous delinquencies, collections and charge-offs - will be decided on a case-by-case basis with consideration taken for mitigating circumstances, such as divorce, disability, extended illness or layoff due to downsizing; and

o Co-buyers and co-signers - will also be subject to the minimum acceptable criteria set forth above.

      There are no fixed criteria pursuant to which material deviation of these guidelines will be permitted. However, no Contract will be originated to a borrower deviating from these guidelines for which there is not an increased down payment or a co-signer meeting the guidelines, or both. The additional down payment required will increase with the increase in deviation from the guidelines, although there is no fixed formula for determining the amount of increased down payment required.

      Prior to the origination of the Contract, the Corporation reviews the financing to determine the following: (i) all required documentation has been included, (ii) the math is correct, (iii) regulatory requirements have been satisfied, (iv) the amount financed does not exceed the maximum loan allowed, and (v) any conditions imposed have been satisfied. The Corporation will contact the insurance carrier to confirm insurance.

      Servicing

     Billing. The Servicing Company generates monthly statements which are sent to the borrower.

     Collections. The Corporation has established certain collection guidelines, which guidelines will not necessarily be followed in all cases and which are subject to modification at any time.

      When a delinquency occurs, a collector will make a call by the eleventh day of the delinquency. If no response is received, a Notice of Default Letter will be sent to the borrower on the sixteenth day. If the account has still not been brought current, a collector will personally visit the delinquent borrower. If the borrower is unable to make all required payments on a current basis, a collector may make reasonable payment arrangements to cure the delinquency. If all of these collection processes are not successful, the repossession process commences immediately.

     Repossessions and Resale Department. Either the borrower voluntarily agrees to vacate the Home, or an attorney is contacted by the Corporation to effect an involuntary repossession. All costs associated with the repossession are an obligation of the borrower. To effect an involuntary repossession, in general, the borrower is first given written notice of intent to repossess, and a period of time, generally five days, to cure all defaults. If the defaults are not cured within said time period, a complaint is filed and a judgment obtained. After the judgment is obtained, a writ of possession is obtained and given to the appropriate law enforcement agencies, who evict the borrower from the Home. The Home will be renovated as necessary and sold in its then current location, if possible, or moved to a Dealer's lot or another Park for resale.

      Laws limiting or prohibiting deficiency judgments, Federal bankruptcy laws and numerous other related federal and state laws may interfere with or affect the ability of a secured party to repossess Collateral and/or to enforce a deficiency judgment. For example, in a Chapter 13 proceeding under the Federal Bankruptcy Code, a court may prevent a lender from repossessing a mobile home, and, as part of the rehabilitation plan, reduce the amount of the secured indebtedness to the market value of the Home at the time of bankruptcy, leaving the lender as a general unsecured creditor for the remainder of the indebtedness. A bankruptcy court may also reduce the monthly payments due under a Contract or change the rate of interest and time of repayment of the indebtedness. This may limit the Corporation's ability to receive full payments on a Contract or recovery in the event of a default under a Contract, which may decrease funds available to make payments on the Notes.

SALE OF CONTRACTS

      The Corporation may from time to time sell blocks of Contracts (the "Sale Contracts") which it originates to other lenders. The Corporation does not anticipate selling such Contracts until at least twelve (12) months after the origination date. No such sales have occurred as of the date of this Form 10-KSB.

FLOOR PLAN FINANCING

      The Corporation provides financing to Dealers for Homes held for resale to Home purchasers, called floor plan financing. The Corporation anticipates that the financing will be at effective interest rates ranging from 14% to 24% (the A.P.R. may be less, but the effective rate includes additional interest payments in the form of points or similar charges allowed by law). Advances under floor plan arrangements are secured by the mobile home purchased with the proceeds of the borrowing and generally are due on the earlier of the date the inventory is sold or six months from the inception of the advance.

OTHER BUSINESS SEGMENTS

      The Corporation may also: (1) purchase, refurbish (if necessary) and lease or sell new or used Homes; (2) buy and improve land for development of Parks or provide financing to others for such purpose; (3) buy and sell Parks; and (4) purchase other sub-prime financial companies in the mobile home lending business. In connection therewith, the Corporation has purchased a 25% interest in a mobile home park in Hillsborough County, Florida (the Corporation's majority stockholder and President owns the remaining 75% of the Park). In addition, the Corporation has purchased significant new home inventories, which they are selling substantially at this Park. Finally, the Corporation owns and rents Homes located in the Halliday Village Mobile Home Park (which is wholly owned by the Corporation's majority stockholder and President). The Corporation anticipates that it may continue to engage in such activities if it becomes aware of favorable opportunities.

MARKETING

      The Corporation anticipates that it will not have to engage in any significant marketing activities because of the anticipated high demand for the financing it provides and the lack of significant competition to provide such financing. However, the Corporation intends to contact Dealers throughout
Florida to advise them of the availability of the Corporations financing program.

MARKET AREA

      There are a large number of Home purchases in Florida and there is significant wealth in Florida because of the nature and size of the population. The Corporation believes that Florida currently benefits from a strong economy. According to the Florida Chamber of Commerce, Florida is the fourth largest consumer market in the U.S. In 1993, Florida's population was over 13.4 million, with approximately 70% of new arrivals in the 18 to 44 age bracket. Florida emerged as a major economic force in the U.S. in the 1980's. By the end of the decade, Florida had become the nation's leader in major new plant locations or expansions. Florida consistently ranks as one of the top locations for industry. Florida has consistently been a pacesetter in new business incorporation, leading the nation a number of recent years. Florida has three cities in the nation's top twelve metropolitan statistical areas in terms of percentage growth in the number of new. The state has the largest number of manufacturing plants in the Southeast. Numerous economists predict moderate but continued steady growth in Florida's economy.

      However, because the Corporation intends to limit its operations to Florida, the Corporation's operations could be unfavorably impacted by adverse changes in the economic environment in Florida which could adversely affect the creditworthiness of the Corporation's prospective borrowers in the sub-prime market in Florida. Although the Corporation believes Florida's economy will continue to grow, there can be no assurance that this is the case. The resulting lack of diversity in the geographic area in which the Corporation operates may increase the risk of loss to the Corporation and the Note Holders because adverse economic conditions which may occur in Florida but not elsewhere in the country will have a greater adverse affect on the Corporation's operations and thus its ability to make payments on the Notes than if the Corporation operated in a broader geographic area.

CHANGES IN PROGRAMS, PRODUCTS, POLICIES AND PROCEDURES

      Factors such as increased competition in the industry and other industry trends described above, as well as other reasons, may cause the Corporation from time to time to review and change its financing programs, products and services offered, and other business policies and procedures. To the extent there are future changes in these areas, the Corporation may originate Contracts or be subject to other circumstances which may increase the risk of loss to Note Holders. The Corporation will continually review these areas and reserves the right to change any criteria related thereto described herein or otherwise as it deems appropriate.

CONSUMER FINANCE LAWS AND REGULATIONS

      The Corporation's business activities, particularly its Finance Activities, are subject to regulation and licensing under various Federal, Florida and local consumer finance statutes, regulations and ordinances. These laws, rules and regulations: (i) govern the way the Corporation can operate;
(ii) limit the interest rate and other charges that may be imposed by, or prescribe certain other terms of, the Contracts that the Corporation originates; and (iii) define the Corporation's rights to repossess and sell Collateral. If the Corporation fails to comply with these laws and regulations, it could be required to cease operations or be subject to fines and penalties, and borrowers under the Contracts could have civil remedies against the Corporation and defenses under the Contracts which could adversely affect the Corporations ability to enforce its rights and collect payment of sums due thereunder, all of which could eliminate or reduce the Corporation's cash flow and thereby its ability to make payments on the Notes. There is no assurance that laws and regulations under which the Corporation operates will not become more restrictive, which could reduce the Corporation's cash flow and thereby its ability to make payments on the Notes.

RELATIONSHIP WITH SERVICING COMPANY

      Servicing Agreement

      The Corporation has entered into a Servicing Agreement with the Servicing Company, to provide all services in connection with Contact origination and servicing. The Servicing Agreement is for an initial term commencing January 1, 1997 through June 30, 2002, after which date it may be extended at the sole discretion of the Corporation upon such terms and conditions and for such periods as mutually agreed between the Corporation and the Servicing Company. Either party may terminate the Servicing Agreement for any reason upon 15 days' advance notice.

      Because the Servicing Company must operate within the guidelines established by the Corporation, all management and operational decisions made by the Servicing Company will be the same as would be made if the Corporation made such decisions directly. No funds of the Corporation are deposited or kept in any account commingled with funds of the Servicing Company or any other person or entity.

      The Corporation will pay the Servicing Company an amount equal to all expenses of the Servicing Company computed on an accrual basis ("Actual Costs") plus twenty percent (20%) of Actual Costs for services rendered, except that if the Servicing Company provides similar services to other entities, the Corporation will pay the Servicing Company: (i) for any out-of-pocket cash expenditures, such as attorneys' fees and court costs incurred in connection with origination and servicing of the Corporation's Contracts (the "Direct Expenses"), and (ii) for their pro-rata amount of Actual Costs less Direct Expenses - with such pro-ration based upon the ratio of the total number of Contracts held by each entity to the total number of Contracts held by all entities.

      It was anticipated that the Corporation would loan up to $75,000 to the Servicing Company for the purchase and/or lease of office space, office equipment, trucks and automobiles, however to date this transaction has not been consummated. In the event such a transaction occurs, the Corporation anticipates that it will repay any advanced funds in equal monthly installments of principal and interest at the rate of 10.5% per annum, with the final payment due on June 30, 2002.

      Reason for Using the Servicing Company

      A separate servicing company was formed for administrative convenience. It is anticipated that additional employees will need to be hired to perform servicing functions for the Corporation. In addition, if affiliated entities are formed, the same employees performing servicing functions for the Corporation would perform similar servicing functions for such entities. If there were no separate servicing company, such employees would be considered to be employees of the Corporation and the affiliated entities, requiring separate paychecks and related income tax filings and deposits to be made by each separate entity.

      Conflicts of Interest

      Anthony A. Sutter, the sole officer and director of the Corporation and the Servicing Company, may engage for his own account, or for the account of others, including the affiliated entities, in other business ventures, some of which may have the same investment objectives as the Corporation, and therefore compete with the Corporation.

      To the extent the Corporation competes with other businesses, including affiliated entities, competition for origination of suitable Contracts would intensify, which could have an adverse effect on the Corporation because the Corporation may originate Contracts with a greater risk of loss, which could adversely affect the Note Holders by reducing the funds available to make payments on the Notes and the value of the Collateral.

      This competition for origination of Contracts creates a potential conflict of interest because it is anticipated that the Servicing Company, which is responsible for originating Contracts, will provide similar origination services to any affiliated entities formed by Mr. Sutter or his affiliates which are engaged in businesses similar to that of the Corporation. An additional conflict of interest with respect thereto exists because the Corporation and Servicing Company are both managed by Mr. Sutter. Accordingly, there is no assurance that decisions concerning Contract origination and other matters will be made which more favorably impact the Corporation than the affiliated entities, increasing the risk of default on the Notes.

      In order to minimize the foregoing conflicts of interest, the Corporation and the Servicing Company have agreed that if the Corporation and affiliated entities both have funds available for Contract origination, Contracts will be originated on an alternating basis, meaning first the Corporation will originate a Contract, then the affiliated entities will originate a Contract (or Contracts if there is more than one affiliated entity with funds available), then the Corporation will originate a Contract, and so on.

EMPLOYEE

     As of December 31, 1997, there was only one (1) employee of the Corporation, Mr. Sutter. Management of the Corporation and the employee are the same individual. Mr. Sutter is not represented by a collective bargaining agreement nor is he bound by an employment agreement (see Business - Risk Factors).

ITEM 2 - PROPERTIES

      The Corporation's executive offices are located at 12408 North Florida Avenue, Tampa, Florida. Pursuant to an oral agreement, the office is leased from Halliday Village Mobile Home Park, Inc., an entity wholly owned by the Corporation's majority stockholder and President, on a month-to-month basis at $2,200 per month.

ITEM 3 - LEGAL PROCEEDINGS

      NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

                                             PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      NONE

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW:

The Corporation, which was incorporated in January 1997, and began operating in April, 1997 is considered to be in the development stage, as defined in Financial Accounting Standards Board Statement No. 7. The Corporation offers financial services to the mobile home industry by originating, purchasing and/or refinancing sub-prime mobile home installment contracts, providing dealer floor plan financing and renting mobile homes.

RESULTS OF OPERATIONS:

The Corporation generated revenues of $25,449 during the period January 3, 1997 (date of inception) to December 31, 1997. Approximately $12,300 of these revenues resulted from interest earned on finance receivables and cash equivalents. The remaining revenues of approximately $13,000 consisted of revenues from the rental of mobile homes and various fees charged to Dealers and Borrowers. The Corporation incurred operating expenses of $176,986 during its initial period of operations. This amount consisted substantially of management fees of $62,368 paid under the aforementioned Servicing Agreement, interest expense of $71,622 incurred on the Notes and office and lot rent of $33,450 paid to Halliday Mobile Home Park, Inc. In addition, depreciation expense amounted to $6,097 for the period January 3, 1997 to December 31, 1997. The net loss for the period January 3, 1997 to December was $151,537. The losses result from the initial start-up costs incurred to implement the Corporation's business plan, and because there is normally a lag time between the receipt of proceeds from the Notes and investment of such funds in receivables (the cost of the indebtedness is significantly higher that the return on cash equivalents).

LIQUIDITY AND CAPITAL RESOURCES:

Operating activities used $126,174 of cash flow during the period January 3, 1997 (date of inception) to December 31, 1997. The cash was used primarily to fund the net loss for the period January 3, 1997 to December 31, 1997 of $151,537, as adjusted for non-cash expenses such as depreciation and amortization of deferred debt issuance costs totaling $29,213,and to purchase mobile home inventory of $12,000. Cash used in operating activities was offset by an increase in accrued expenses of $8,1505.

The Corporation's investing activities used $461,871 of cash during the period January 3, 1997 (date of inception) to December 31, 1997. These funds were used to purchase property and equipment for $179,328 (consisting of furniture and equipment of $21,372 and mobile homes held for rental of $157,956), and to originate floor plan and finance receivables of $86,040 and $196,503, respectively). At December 31, 1997, finance receivables had terms of 60 to 120 months and interest rates ranging from 13% to 17.9%. The Corporation is attempting to limit its exposure to interest rate spread by investing funds in finance installment contracts as Notes are sold since the cost of the funds is significantly higher than the yield on cash and cash equivalents.

Financing activities generated cash flow of $1,404,478 during the period January 3, 1997 (date of inception) to December 31, 1997. This amount was generated from the sale of the Notes (which resulted in net cash proceeds of approximately $1,416,028 after consideration of the payment of deferred debt issuance costs).

The net impact of the above operating, investing and financing activities was that cash and cash equivalents increased by $816,433 during the Corporation's first period of operations.

The Corporation is offering subscriptions for a maximum of 9,900 Notes in the principal amount of $1,000 each. The Notes bear simple interest at 10.5% (interest payable monthly) and are payable in full on June 30, 2002. The Notes, which are secured by the Collateral, may be prepaid in whole or in part at any time without premium or penalty. The Corporation has sold $1,612,000 of Notes as of December 31, 1997, and through the date of this Form 10-KSB has subsequently sold an additional $6,780,000 of such Notes. Accordingly, the Corporation may sell an additional $1,508,000 of Notes through June 30, 1999 (the date on which the offering of such Notes will be terminated). If the Corporation is successful in selling the remaining Notes of $1,508,000, they will generate net cash of approximately $1,357,000 ($1,508,000 less debt issuance costs of approximately $151,000).

The Corporation believes that it will be able to satisfy its cash requirements for the foreseeable future if it does not expand its business by originating additional finance receivable contracts. However, in order for the Corporation to continue to expand its Dealer base and portfolio of finance receivable contracts, and to ultimately pay the Notes in full, the Corporation will have to generate cash from operations and/or secure additional capital resources (e.g. other debt or equity). No assurance can be given that such capital resources will be available or available on reasonable terms.

Impact of Inflation and Changing Prices

    Although the Corporation does not believe that inflation directly has a material adverse affect on its financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because the Corporation's current debt is at a fixed rate and in most cases the Corporation purchases finance contracts bearing a fixed rate equal to the maximum interest rate permitted by law, increased costs of borrowed funds will likely not have a material adverse impact on the Corporation's profitability, however, they could have a material adverse impact on the Corporation's ability to expand. Inflation could also adversely affect the Corporation's operating expenses.

ITEM 7 - FINANCIAL STATEMENTS

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                        (A Development Stage Enterprise)


                                TABLE OF CONTENTS


--------------------------------------------------------------------------------


                                                      Page

Independent Auditors' Report                           16

Financial Statements as of and for the period January 3, 1997 (date of inception) to December 31, 1997:

      Balance Sheet                                    17
      Statement of Operations                          18
      Statement of Stockholders' Deficit               19
      Statement of Cash Flows                          20
      Notes to Financial Statements                    21 - 26

                [Letterhead of Beard, Nertney, Kingery, Crouse & Hohl, P.A.]




INDEPENDENT AUDITORS' REPORT

To the Stockholders of Sterling Financial Services of Florida I, Inc.:

We have audited the accompanying balance sheet of Sterling Financial Services of Florida I, Inc. (the "Company"), a development stage enterprise, as of December 31, 1997, and the related statements of operations, stockholders' deficit and cash flows for the period January 3, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and cash flows for the period January 3, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

                  Beard, Nertney, Kingery, Crouse & Hohl, P.A.


September 11, 1998
Tampa, FL

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                        (A Development Stage Enterprise)

                               BALANCE SHEET AS OF
                                DECEMBER 31, 1997

------------------------------------------------------------------------


ASSETS

Cash and cash equivalents                                    $  816,433
                                                             -----------

Receivables:
Finance                                                         196,503
Mobile home floor plan                                           86,040
Affiliate                                                        12,550
                                                             -----------
   Total receivables                                            295,093
                                                             -----------

Inventories                                                      12,000

Property and equipment - net                                    173,231

Deferred debt issuance costs, net                               172,856
                                                             -----------

TOTAL                                                        $1,469,613
                                                             ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                                        $1,612,000
Accrued and other liabilities                                     8,150
                                                             -----------
   Total liabilities                                          1,620,150
                                                             -----------

STOCKHOLDERS' DEFICIT:
Common stock, no par value, 10,000 shares
  Authorized; 1,000 shares issued and                             1,000
outstanding
Deficit accumulated during the development                    (151,537)
stage
                                                             -----------
   Total stockholders' deficit                                (150,537)
                                                             -----------

TOTAL                                                        $1,469,613
                                                             ===========

------------------------------------------------------------------------

See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS
                     FOR THE PERIOD JANUARY 3, 1997 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1997

   ---------------------------------------------------------------------

   REVENUES:
   Interest:
     Receivables                                              $   4,473
     Cash and cash equivalents                                    7,836
   Rental income                                                  6,260
   Floor plan                                                     3,630
   Appraisal fees                                                 3,250
                                                              ----------
      Total revenues                                             25,449
                                                              ----------

   OPERATING EXPENSES:
   Management fees-related party                                 62,368
   Interest                                                      71,622
   Office rent-related party                                     17,600
   Lot rent-related party                                        15,850
   Depreciation                                                   6,097
   Other                                                          3,449
                                                              ----------
      Total operating expenses                                  176,986
                                                              ----------

   NET LOSS                                                   $(151,537)
                                                              ==========

   LOSS PER COMMON SHARE                                      $   (152)
                                                              ==========

   ---------------------------------------------------------------------

   See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                        (A Development Stage Enterprise)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE PERIOD JANUARY 3, 1997 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1997
-------------------------------------------------------------------------------



                                                 Deficit
                                               Accumulated
                                               During the
                             Common Stock      Development
                         ----------------------
                          Shares    Amount        Stage          Total
                         ---------- -----------------------   ------------

Balances at January 3,
   1997 (inception)          0      $   0       $   0          $   0

Issuance of
   Common stock            1,000
                                      1,000         0            1,000

Net loss
                                                (151,537)      (151,537)
                         ---------- -----------------------   ------------
Balances at
   December 31, 1997       1,000    $ 1,000    $(151,537)     $(150,537)
                         ========== =======================   ============

--------------------------------------------------------------------------

See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS
                     FOR THE PERIOD JANUARY 3, 1997 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1997
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $ (151,537)
Adjustments  to reconcile  net loss to net cash used by
   operating activities:
      Depreciation                                                  6,097
      Amortization and write off of deferred debt
         issuance costs                                            23,116
      Increase in inventories                                    (12,000)
      Increase in accrued and other liabilities                     8,150
                                                              ------------

NET CASH USED BY OPERATING ACTIVITIES                           (126,174)
                                                              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                          (179,328)
   Finance receivables originated, net of payments and
       discounts                                                (196,503)
   Floor plan receivables, net of payments and discounts         (86,040)
                                                              ------------

CASH  USED BY INVESTING ACTIVITIES                              (461,871)
                                                              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                           1,000
   Proceeds from issuance of secured notes payable              1,612,000
   Increase in affiliate receivables                             (12,550)
   Cash paid for deferred debt issuance costs                   (195,972)
                                                              ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,404,478
                                                              ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         816,433

CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                                            0
                                                              ------------

CASH AND CASH EQUIVALENTS, END
   OF PERIOD                                                   $  816,433
                                                              ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION-Interest paid                                   $   48,506
                                                              ============

--------------------------------------------------------------------------

See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS
                     FOR THE PERIOD JANUARY 3, 1997 (DATE OF INCEPTION)
-------------------------------------------------------------------------------
                              TO DECEMBER 31, 1997



NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc. (the "Company") which was incorporated under the laws of the state of Florida on January 3, 1997, is considered to be in the development stage as defined in Financial Accounting Standards Board Statement No.7. The Company's finance receivables consist of retail installment sales contracts and dealer floor plans collateralized by new and used mobile homes subject to credit approval. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park in Tampa, Florida. The Company's operations are located in Tampa, Florida and substantially all of their customers are residents of Florida.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company's financial statements are prepared using the accrual method of accounting.

Revenue Recognition

Interest income is recognized using the interest (actuarial) method. Unearned finance charges are rebated to customers under the Rule of 78's method. The difference between income previously recognized under the interest (actuarial) method and the rule of 78's method is recognized as an adjustment to interest income at the time of the rebate. Accrual of interest income on finance receivables is generally suspended when no payment has been received for ninety days; the accrual of income is not resumed until management believes such interest is collectible.

Nonrefundable Acquisition Discounts and Allowance for Credit Losses

The Company enters into agreements with dealers that establish nonrefundable acquisition discounts to protect the Company from potential losses associated with such contracts. All or a portion of these negotiated discounts are available to absorb credit losses. Management attempts to maintain the nonrefundable discount at a level consistent with anticipated loan charge offs.

The allowance for credit losses is established through a charge to earnings based on management's evaluation of potential losses inherent in the portfolio. Such evaluation includes a review of all such assets for which full recoverability may not be reasonably assured. At December 31, 1997, management believes no allowance for credit losses is necessary.

Credit loss experience, contractual delinquency of loan receivables, the value of underlying collateral and current economic conditions are factors management uses in negotiating the discounts and assessing the overall adequacy of the discounts to absorb losse

The Company generally initiates repossession proceedings when an account is more than two payments contractually past due, but the repossession process is accelerated for loans which become delinquent in the first or second payment.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Actual results could differ from those estimates. Significant estimates have been made by management with respect to the allowance for credit losses. It is at least reasonably possible that certain of the Company's estimates will change in the near term with respect to this matter.

Financial Instruments

The Company believes the book value of their cash and cash equivalents, and accrued and other liabilities approximates their fair values due to their short-term nature. Management also believes the book value of the Company's secured notes payable and finance and mobile home floor plan receivables approximates their fair values as the current interest rates on such items approximate rates at which similar types of borrowing and lending arrangements could be currently negotiated by the Company.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs which do not extend the useful life of an asset are expensed as incurred. Depreciation is computed using an accelerated method over the assets' estimated useful lives of 5 to 27.5 years.

Inventories

Inventories are valued at the lower of cost or market and consist of mobile home inventories.

Income Taxes

The Company has elected to be taxed under Subchapter S of the Internal Revenue Code, and accordingly, is not subject to income taxes as the results of operations flow through to the stockholders, for inclusion in their personal income tax returns.

Deferred Debt Issuance Costs

Direct costs incurred to register and issue the secured notes payable are deferred and amortized to interest expense over the lives of the loans using the interest method. From time to time the Company evaluates this asset for impairment. In connection with such evaluation, the Company wrote off approximately $8,693 of such costs at December 31, 1997; such amount has been included in interest expense in the accompanying statement of operations.

Loss per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common shares outstanding during the period January 3, 1997 (date of inception) to December 31, 1997 was 1,000.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables and cash. Management believes risk with respect to such receivables is mitigated because they are collateralized by /mobile homes purchased by the Company's customers.

With respect to cash balances, the Company maintains all of its cash and cash equivalents at one FDIC insured institution which has a maximum insurance limit of $100,000. At December 31, 1997, the Company's uninsured cash balances approximated $745,000.


NOTE C - PROPERTY AND EQUIPMENT-NET

Property and equipment consists of the following:

    Rental mobile homes                               $157,956
    Furniture, fixtures and office equipment            21,372
    Less accumulated depreciation                      (6,097)
                                                    -----------

    Property and equipment - net                      $173,231

NOTE D - FINANCE RECEIVABLES - NET

Finance receivables consist of the following:

    Finance receivables, gross                        $426,121
    Less unearned finance charges                    (210,487)
                                                     ---------
    Finance receivables, principal                     215,634
    Less non-refundable discounts                   (  19,131)
                                                    ----------

    Finance receivables, net                         $196,503

Finance receivables generally have terms of 60 to 120 months with rates ranging from 13 % to 17.9 %. At December 31, 1997 no interest income has been suspended on finance receivables.

Principal collections on finance receivables totaled $14,165 for the period ended December 31, 1997. These collections represented 6% of the average outstanding principal balances for 1997. Contractual maturities of the finance receivables by year are as follows:

            Years Ending
            December 31,                                Amounts

            1998                                     $   60,119
            1999                                         49,569
            2000                                         49,569
            2001                                         49,569
            2002                                         48,734
            Thereafter                                  168,561

            Total                                      $426,121

Changes in the allowance for credit losses and the nonrefundable acquisition discount during the period January 3, 1997 (date of inception) to December 31, 1997, were as follows:

Allowance for credit losses:

      Beginning balance                                    $0
      Provision for credit losses                           0
      Finance receivables charged off                      (0)
                                                          ---

      Ending balance                                       $0

Nonrefundable acquisition discount:

      Beginning balance                                $       0
      Discounts acquired                                  19,131
      Discounts accreted to income                             0
      Finance receivables charged off                          0
                                                     -----------

      Ending balance                                     $19,131


NOTE E - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes are secured by a first lien on the installment sales contracts. The secured notes are prepayable in whole or in part at any time without premium or penalty. The Company has registered $9.9 million of such notes and is continuing to offer the remaining $8,288,000 of secured notes for sale. The notes are being offered on a "best-efforts" basis by broker-dealers who are members of the National Association of Securities Dealers, Inc.


NOTE F - RELATED PARTY TRANSACTIONS

In 1997, the Company's majority stockholder advanced $30,350 to the Company of which $28,600 was repaid; the remaining $1,750 is included in accrued and other liabilities in the accompanying balance sheet. The advances were, and are, unsecured, non-interest bearing and due on demand.

The Company is managed by Sterling Financial Services, ("SFS"), a related party by virtue of common ownership. Management fees paid to SFS, including direct and indirect charges allocated to the Company, during the period January 3, 1997 (date of inception) to December 31, 1997 were $62,368.

The Company rents certain office space and lot space for its rental units from Halliday Village M.H.P. ("Halliday"), a related party by virtue of common ownership. These lot spaces are rented on a month to month basis and no contract or lease has been signed. During the period January 3, 1997 (date of inception) to December 31, 1997, the Company paid office and lot rent of $17,600 and $15,850, respectively, to Halliday.


NOTE G - PROFORMA NET LOSS AS IF THE COMPANY WAS A "C"
                   CORPORATION

If the Company was a "C" corporation it would be required to record a provision or benefit for income taxes. The following information presents the proforma net loss as if the Company was a

"C"  corporation.   The  presentation  used  is  in  accordance  with  Financial
Accounting Standard Statement No. 109, "Accounting for Income Taxes".

      Loss before income taxes                         ($151,537)

      Income tax expense (benefit)                            (0)
                                                       ----------
      Net Loss                                         ($151,537)
                                                       ==========

No benefit for income taxes has been recorded because the realizability of such benefit, and the related deferred income tax asset, did not meet the required recognition standards established by SFAS 109.

--------------------------------------------------------------------------------

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      NONE

                                    PART III.

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Set forth below is certain information as of December 31, 1997 with respect to any persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's Common Stock and of the Common Stock owned by the sole officer and director of the Corporation.

                                                  Amount and
                                                   Nature of
                                                  Beneficial
 Name of Beneficial Owner    Title of Class        Ownership       % of Class

Anthony A. Sutter                Common                  800              80%

Judith   Estrin,   Trustee;      Common                  200              20%
Stanley D. Estrin                                        ---              ---
Irrevocable Trust dated
3/16/93

All officers and  directors                              800              80%
                                                         ===              ===
as a group (1 person)
----------------------------

      Anthony A. Sutter, age 48, has been the President, Chief Executive Officer, Secretary, Treasurer and Sole Director of the Corporation and the Servicing Company since their inception. He has also been the sole officer and director of Sterling Properties Management, Inc., a Tampa, Florida property management company, since October. 1989. He is also the sole officer and director of four Florida corporations owning mobile home parks in Florida, Halliday Village Mobile Home Park, Inc., Oak Bend Mobile Home Park, Inc., Hidden Oaks Mobile Home Park, Inc., and Regency Oaks Mobile Home Park, Inc., and has a 75% interest in Parkwood Mobile Home Park, L.C. (in which the Corporation has purchased a 25% interest). He received a B.S. degree in Accounting and Economics from St. Louis University, St. Louis, Missouri in 1973. He has been involved in the residential housing business for 26 years, during which time he has owned, managed and operated many properties, including mobile home parks.

      The Corporation does not have a written employment agreement with Mr. Sutter. All compensation paid to Mr. Sutter will be paid by the Servicing Company, based upon available funds, with no other limitation. No compensation has been paid to Mr. Sutter since the Corporation's inception.

ITEM 10 - EXECUTIVE COMPENSATION

      Name               Position                         Compensation

      Anthony A. Sutter  President, Chief Executive           NONE
                         Officer, Secretary, Treasurer
                         and Sole Director



      The Corporation does not directly pay salaries to Management. Management would receive salaries from the Servicing Company, which salaries would be allocated between the Corporation and Affiliated Corporations. See "Business - Relationship with Servicing Company - Servicing Agreement." Mr. Sutter receives no salary from the Corporation, and accordingly no officer, director or employee of the Corporation receives compensation attributable to services rendered to the Corporation in excess of $100,000 per year.


ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth below is certain information as of December 31, 1997 with respect to any persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's Common Stock and of the Common Stock owned by the sole officer and director of the Corporation.

                                                  Amount and
                                                   Nature of
                                                  Beneficial
 Name of Beneficial Owner    Title of Class        Ownership       % of Class

Anthony A. Sutter                Common                  800              80%

Judith   Estrin,   Trustee;      Common                  200              20%
Stanley D. Estrin                                        ---              ---
Irrevocable   Trust   dated
3/16/93

All officers and  directors                              800              80%
                                                         ===              ===
as a group (1 person)

---------------------------

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Sutter is President, Chief Executive Officer, Secretary, Treasurer and Sole Director of both the Corporation and the Servicing Company. Mr. Sutter owns the controlling interest in both the Corporation and the Servicing Company.

      The Corporation may sell or lease homes to affiliates. Any lease will be at fair market value, based upon the Corporation's lease rates to independent third parties, and any sale will be at fair market value based upon wholesale value published by the National Automobile Dealers Association.

      Pursuant to the Servicing Agreement, the Servicing Company will act as agent for the Corporation. From inception to December 31, 1997, the Corporation has paid $62,368 to the Servicing Company under the terms of the agreement. For a description of the Agency Agreement, see "Business - Relationship with Servicing Company - Servicing Agreement."

      The Corporation may loan up to $75,000 to the Servicing Company for the purchase and/or lease of office space, office equipment, trucks and automobiles. The Servicing Company will repay any advanced funds in equal monthly installments of principal and interest at the rate of 10.5% per annum, with the final payment due on June 30, 2002. See "Business - Relationship with Servicing Company - Servicing Agreement."

      The Corporation's executive offices are located at 12408 North Florida Avenue, Tampa, Florida. Pursuant to an oral agreement, the office is leased from Halliday Village Mobile Home Park, Inc., an entity wholly owned by Mr. Sutter, on a month-to-month basis for $2,200 per month . The Corporaton also leases lot space for its rental units from Halliday. These lot spaces are rented on a month to month basis and no contract or lease has been signed. During 1997, the Corporation paid $17,600 in office rent and $15,850 in lot rents.

      The Corporation periodically advances funds to Mr. Sutter and/or other affiliated entities. These advances generally bear interest at approximately 13%, are unsecured and contain no specified repayment terms.

      In 1998, the Corporation purchased a 25% interest in a Park in which Mr. Sutter owns the remaining 75%. The purchase price was approximately $556,000 in cash. In addition, the Corporation has agreed to loan the Park up to $350,000 to fund cash flow needs. Through the date of this Form 10-KSB, the Corporation has advanced $125,000 under this arrangement. The advances bear interest at 12.9%, are unsecured and have no specified repayment terms.

Item 13-Exhibits, Financial Statement Schedules and Reports on Form 8-K

Exhibits - None.

Financial Statement Schedules - None.

Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                  By:       /s/ Anthony A. Sutter
                     ___________________________________________________
                            Chief Executive Officer

Dated:  June 15, 1999


      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


SIGNATURE                   TITLE                            DATE

                            Director, Chief  Accounting       June 15, 1999
/s/ Anthony A. Sutter       Officer
----------------------------