Form 10QSB
period 1998-03-31
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-07-19
CIK 1031279

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington D. C. 20549

                                        FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                       For the quarterly period ended March 31, 1998.


 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from ______________ to ____________ .



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

                                       YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 21, 1999.

                                    1,000 Common Shares


Transitional Small Business Disclosure Format:

                                       YES ( ) NO (X)

                       Sterling Financial Services of Florida I, Inc.

                                    INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of March 31, 1998 and December 31,
           1997..............................................................  3

           Statements of Operations for the three-months ended March 31, 1998 and the period January 3, 1997 (date of inception) to March 31,
           1997............................................................... 4

           Statement of Stockholders' Deficit for the three-months ended  March
           31, 1998........................................................... 5

           Statements of Cash Flows for the three-months ended March 31, 1998 and the period January 3, 1997 (date of inception) to March 31,
           1997............................................................... 6

           Notes to Financial Statements ..................................... 7

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................. 9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .................................                11
Item 2.    Changes in Securities ...............................              11
Item 3.    Defaults Upon Senior Securities ..........................         11
Item 4.    Submission of Matters to a Vote of Securities Holders              11
Item 5.    Other Information...................................               11
Item 6.    Exhibits and Reports on Form 8-K............................       11

Signatures

          STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          BALANCE SHEETS

-------------------------------------------------------------------


                                         March 31        December
ASSETS                                     1998          31, 1997
------                                  Unaudited
                                         ----------      ----------

Cash and cash equivalents               $1,033,611     $   816,433
                                        -----------    ------------

Receivables:
Finance                                    314,693         196,503
Mobile home floor plan                     136,540          86,040
Affiliate                                   12,300          12,550
                                         ----------     -----------
     Total receivables                     463,533         295,093
                                        -----------      ----------

Inventories                                 12,000          12,000
                                        -----------    ------------

Property and equipment - net               197,851         173,231
                                        -----------    ------------

Deferred debt issuance                     211,595         172,856
costs, net
                                        -----------    ------------

TOTAL                                   $1,918,590     $ 1,469,613
                                        ===========    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                   $2,201,000     $ 1,612,000
Accrued and other liabilities               14,728           8,150
                                        -----------    ------------
  Total liabilities                      2,215,728       1,620,150
                                        -----------    ------------

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000
shares authorized,                           1,000           1,000
1,000 shares issued and outstanding
Deficit                                  (298,138)       (151,537)
                                        -----------    ------------
  Total stockholders' deficit            (297,138)       (150,537)
                                        -----------    ------------

TOTAL                                   $1,918,590     $ 1,469,613
                                        ===========    ============


-------------------------------------------------------------------

See accompanying notes.

P

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          STATEMENTS OF OPERATIONS

                                 (Unaudited)


--------------------------------------------------------------------------

                                                               Period
                                             Three-Months      January
                                               Ended           3, 1997
                                               March          (inception)
                                              31,1998           to March
                                                                31, 1997
                                             -----------     -------------

REVENUES:
Interest and fee                           $      24,341
Rental                                            19,180
Other                                              2,364      $       450
                                           --------------     ------------
      Total revenues                              45,885              450
                                           --------------     ------------


OPERATING EXPENSES:
Management fees                                   48,701
Interest                                          58,849
Occupancy and equipment                           45,268
Professional fees                                  4,250
Other                                             35,418
                                           --------------     ------------
    Total operating expenses                     192,486                0
                                           --------------     ------------

NET INCOME (LOSS)                          $   (146,601)      $       450
                                           ==============     ============

INCOME (LOSS) PER COMMON SHARE             $    (146.60)      $       .45
                                           ==============     ============


--------------------------------------------------------------------------

See accompanying notes.

           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                 STATEMENT OF STOCKHOLDERS' DEFICIT

                             (Unaudited)

------------------------------------------------------------------------------

                                        Common Stock
                            Shares      Amount         Deficit         Total
                            --------  -----------     ----------      --------

Balances, December 31,        1,000        1,000     $(151,537)     $ (150,537)
1997

Net loss for three-months
ended March 31, 1998                                  (146,601)       (146,601)
                            --------  -----------    -----------   -----------

Balances, March 31, 1998      1,000   $    1,000     $(298,138)     $ (297,138)
                            ========  ===========    ===========   ===========


------------------------------------------------------------------------------


See accompanying notes.

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          STATEMENTS OF CASH FLOWS

                                (Unaudited)

-----------------------------------------------------------------------------
                                                                   Period
                                                Three-Months      January
                                                  Ended           3, 1997
                                                 March          (inception)
                                                31,1998           to March
                                                                  31, 1997
                                                -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                              $ (146,601)      $        450

Adjustments to reconcile net income (loss) to
net cash provided by
(used in) operating activities:
    Depreciation                                     6,446
    Amortization and write off of deferred          12,561
      debt issuance costs
    Increase in accrued  and other                   6,578
      liabilities
                                                -----------   ---------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                    (121,016)               450
                                               ------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment              (31,066)
 Finance receivables originated and
    purchased, net of payments                   (118,190)
    and discounts
 Floor plan receivables originated, net           (50,500)
    of payments
                                               ------------   ---------------

NET CASH USED BY INVESTING ACTIVITIES            (199,756)            -
                                               ------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                               1,000
  Proceeds from issuance of secured notes          589,000           139,000
     payable
  Decrease in affiliate receivables                    250
  Cash paid for deferred debt issuance costs      (51,300)           (6,990)
                                               ------------   ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          537,950           133,010
                                               ------------   ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS          217,178           133,460

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     816,433                 0
                                               ------------   ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD       $ 1,033,611    $      133,460
                                               ============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                  $    46,288    $            -
                                               ============   ===============

-----------------------------------------------------------------------------

See accompanying notes.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                        (Unaudited)


-------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc, (the "Company") was incorporated under the laws of the state of Florida on January 3, 1997. The Company, which was in the development stage through December 31, 1997, is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park ("Halliday"); a related party. The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1997 contained in its Form 10KSB.

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

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three-months ended March 31, 1998 and the period January 3, 1997 (date of inception) to March 31, 1997 was 1,000.

NOTE C - SECURED NOTES PAYABLE

Secured notes payable (the "Notes") bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The Notes are secured by a first lien on any assets acquired with the proceeds and may be prepaid in whole or in part at any time without premium or penalty. The Company has registered $9.9 million of Notes, and as of March 31, 1998 is continuing to offer the remaining $7,699,000 of Notes for sale. The Notes are being offered on a "best-efforts" basis by broker-dealers, who are members of the National Association of Securities Dealers, Inc.

NOTE D - RELATED PARTY TRANSACTIONS

Affiliate receivables bear interest at 12.9.%, are unsecured and contain no specified repayment terms.

Sterling Financial Services, Inc. ("SFS"), a related party due to common ownership manages the Company and provides all services in connection with the origination, purchase and servicing of receivables. As consideration for these services, the Company pays SFS for all of its expenses plus 20% of such expenses. Management fees paid to SFS during the three months ended March 31, 1998 approximated $49,000. No management fees were paid during the period January 3, 1997 (date of inception) to March 31, 1997.

The Company rents certain office space for its administrative operations and lot space for mobile home rental units it owns from Halliday, a related party due to common ownership. Total rent paid under these arrangements approximated $26,000 during the three months ended March 31, 1998. No rent was paid during the period January 3, 1997 (date of inception) to March 31, 1997.




--------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1997 and the financial statements as of and for the three months ended March 31, 1998 and the period January 3, 1997 (date of inception) to March 31, 1997 included with this Form 10-QSB. The Company did not have significant operations during the period January 3, 1997 (date of inception) to March 31, 1997 and as such this analysis does not include any additional discussion as of and for such period.

The Company, which was in the development stage through December 31, 1997, is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park ("Halliday"). The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

During the three months ended March 31, 1998, the Company generated revenues of approximately $46,000. These revenues resulted substantially from interest and fee income earned on cash equivalents, and finance and floor plan receivables, of approximately $8,900 and $15,400, respectively. In addition, the Company generated approximately $19,200 of revenues from the rental of mobile homes located in Halliday.

Operating expenses during the three months ended March 31, 1998 approximated $192,500 and consisted primarily of management fees and rent paid to related parties ($48,701 and $26,270, respectively), and interest of $58,849 arising from secured notes payable. The remaining expenses of approximately $59,000 were spread over a large number of accounts; none of which had significant balances at March 31, 1998. The management fees and rent were paid to Sterling Financial Services, Inc. and Halliday, respectively, which are related to the Company by virtue of common ownership.

The net loss for the three months ended March 31, 1998 approximated $146,600; such loss occurred because the Company's interest bearing assets did not generate sufficient income to cover expenses necessary to implement the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of approximately $121,000 during the three months ended March 31, 1998. This cash was used primarily to fund the Company's aforementioned net loss for such period.

Investing activities used cash of approximately $199,756 during the three months ended March 31, 1998; this cash was used primarily to originate and purchase finance and floor plan receivables with a net balance of approximately $169,000 (such amount is net of principal payments). In addition, the Company purchased property and equipment having a cost of approximately $31,000 for use in its operations.

Financing activities generated net cash proceeds of approximately $538,000 from the sale of secured notes payable (the "Notes"). The Company is continuing to offer subscriptions for a maximum of 9,900 Notes in the principal amount of $1,000 each. As such, $7,699,000 remain available for sale as of March 31, 1998. If all of the remaining Notes are sold, the Company will generate net cash proceeds of approximately $6,929,000. The Notes bear interest at 10.5% and mature on June 30, 2002. Interest is payable monthly. The Notes are secured by a first lien on the assets acquired with proceeds generated from their sale, and may be prepaid in whole or in part at any time.

The Company believes that it will be able to satisfy its cash requirements for the foreseeable future if it does not expand its business by originating additional finance receivable contracts. However, in order for the Company to expand its dealer base and portfolio of finance receivable contracts, and to ultimately pay the Notes in full, the Company will have to generate profitable results of operations and/or secure additional capital resources through additional debt or equity offerings and/or institutional financing, such as a line of credit. No assurance can be given that the Company will generate profitable results of operations or that additional capital resources will be available, or available on reasonable terms. Also, if the Company is unable to originate receivable contracts in an amount and at a pace that approximates the amount and the pace that capital is raised through the issue of the Notes, the interest earned on the capital raised will not be sufficient to cover the cost of the interest on the Notes.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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




July 15, 1999                                   /s/ Anthony A. Sutter
----------------------------                    --------------------------------

        Date                                    Anthony A. Sutter, President