Form 10QSB
period 1998-06-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-07-19
CIK 1031279

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                                 FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934.

                For the quarterly period ended June 30, 1998.


 (    )     Transition report pursuant to Section 13 or 15(d) of the Exchange
Act for the transition period from ___________ to ____________ .



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

                                YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of June 23, 1999

                             1,000 Common Shares


Transitional Small Business Disclosure Format:

                                YES ( ) NO (X)

                Sterling Financial Services of Florida I, Inc.

                             INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of June 30, 1998 and December 31,
           1997.........................................................      3

           Statements of Operations for the three and six-months ended June
           30, 1998, the three-months ended June 30, 1997 and the period
           January 3, 1997 (date of inception) to June 30, 1997..........     4

           Statement of Stockholders' Deficit for the six-months ended June
           30, 1998 .....................................................     5

           Statements of Cash Flows for the three and six-months ended June 30, 1998, the three-months ended June 30, 1997 and the period January
           3, 1997 (date of inception) to June 30, 1997 .................     6

           Notes to Financial Statements ............................         7

Item       2. Management's  Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................                11
Item 2.    Changes in Securities ..............................              11
Item 3.    Defaults Upon Senior Securities ..........................        11
Item 4.    Submission of Matters to a Vote of Securities Holders             11
Item 5.    Other Information..................................               11
Item 6.    Exhibits and Reports on Form 8-K...........................       11

Signatures

          STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          BALANCE SHEETS

-------------------------------------------------------------------


                                          June 30        December
ASSETS                                     1998          31, 1997
------                                    Unaudited
                                         ----------      ----------

Cash and cash equivalents               $1,836,324     $   816,433
                                        -----------    ------------

Receivables:
Finance                                    759,633         196,503
Mobile home floor plan                     191,066          86,040
Affiliate                                   12,300          12,550
                                                         ----------
                                        -----------
     Total receivables                     962,999         295,093
                                        -----------      ----------


Inventories                                 12,000          12,000
                                        -----------    ------------

Property and equipment -                   228,569         173,231
net
                                        -----------    ------------

Deferred debt issuance                     357,407         172,856
costs, net
                                        -----------    ------------

TOTAL                                   $3,397,299     $ 1,469,613
                                        ===========    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                   $3,803,000     $ 1,612,000
Accrued and other                           36,621           8,150
liabilities
                                        -----------    ------------
  Total liabilities                      3,839,621       1,620,150
                                        -----------    ------------

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000
shares authorized,
    1,000 shares issued and outstanding    1,000            1,000
Deficit                                  (443,322)       (151,537)
                                        -----------    ------------
  Total stockholders' deficit            (442,322)       (150,537)
                                        -----------    ------------

TOTAL                                   $3,397,299     $ 1,469,613
                                        ===========    ============


-------------------------------------------------------------------

See accompanying notes.

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          STATEMENTS OF OPERATIONS

                                (Unaudited)


-----------------------------------------------------------------------------

                                                                   Period
                                                                  January
                            Three-Months Three-Months Six-Months   3, 1997
                              Ended         Ended       Ended     (date of
                             June 30,     June 30,    June       inception)
                               1998         1997       30,1998     to June
                                                                  30, 1997
                            ------------ ------------ -----------------------

REVENUES:
Interest and fees             $  65,211                $  89,552
Rental income                    24,437                   43,317
Other                             1,080                    3,745
                            ------------              -----------
      Total revenues             90,728                  136,614
                            ------------              -----------


OPERATING EXPENSES:
Management fees                  88,488     $  4,550     137,189    $  4,550
Interest                        102,579          796     161,428         796
Occupancy and equipment          35,392        4,400      80,660       4,400
Professional fees                10,763                   15,013
Other                           (1,310)          250      34,109         700
                            ------------ ------------ -----------------------
    Total operating             235,912        9,996     428,399      10,446
expenses
                            ------------ ------------ -----------------------

NET LOSS                     $(145,184)    $  (9,996)  $(291,785)  $ (10,446)
                            ============ ============ =======================

LOSS PER COMMON SHARE        $ (145.18)   $  (10.00)  $ (291.79)   $ (10.45)
                            ============ ============ =======================


-----------------------------------------------------------------------------

See accompanying notes.

           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                 STATEMENT OF STOCKHOLDERS' DEFICIT

                             (Unaudited)


------------------------------------------------------------------------------

                                  Common Stock
                            Shares      Amount         Deficit         Total
                            --------  -----------     ----------      --------

Balances, December 31,        1,000 $      1,000     $(151,537)     $ (150,537)
1997

Net loss for the six
months ended                                          (291,785)      (291,785)
   June 30, 1998
                            --------  -----------    -----------   -----------
Balances, June 30, 1998       1,000 $      1,000      (443,322)     $ (442,322)
                            ========  ===========    ===========   ===========



------------------------------------------------------------------------------


See accompanying notes.

                     STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


--------------------------------------------------------------------------------

                                                                                  January
                                           Three-Months Three-Months Six-Months   3, 1997
                                               Ended         Ended       Ended     (date of
                                              June 30,     June 30,    June       inception)
                                                1998         1997       30,1998     to June
                                                                                   30, 1997
                                           ------------ ------------ -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(145,184) $(9,996)   $ (291,785)$ (10,446)
  Adjustments to reconcile net loss to net
cash provided bY
(used in) operating activities:
    Depreciation                                  6,446                 12,892
    Amortization and write off of deferred       21,189                 33,750
       debt issuance costs
    Increase in accrued and other                21,893     30,000      28,471     30,000
       liabilities
                                              ---------- ----------- ----------------------

NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                  (95,665)     20,004   (216,672)     19,554

                                              ---------- ---------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (37,164)    (9,635)    (68,230)    (9,635)
  Finance receivables originated and
    purchased, net of                         (444,940)              (563,130)
    payments and  discounts
  Floor plan receivables, net of payments      (54,526)              (105,026)
                                              ---------- ---------- ----------------------
NET CASH USED BY INVESTING ACTIVITIES         (536,630)    (9,635)   (736,386)    (9,635)
                                              ---------- ---------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                            1,000
  Proceeds from issuance of secured notes     1,602,000    139,000   2,191,000    139,000
    payable
  Net increase (decrease) in stockholder                   (5,000)                  1,750
    advance
  Decrease in affiliate receivables                                        250
  Cash paid for deferred debt issuance        (167,001)   (46,326)   (218,301)   (53,316)
    costs
                                              ---------- ---------- ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES     1,434,999     87,674   1,972,949     88,434
                                              ---------- ---------- ----------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS       802,713     98,042   1,019,891     98,353

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                     1,033,611        311     816,433
                                              ---------- ---------- ----------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD      $1,836,324 $  98,353  $1,836,324 $   98,353
                                              ========== ========== ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                 $   81,390 $     796  $  127,678 $      796
                                              ========== ========== ======================

-------------------------------------------------------------------------------

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1997 contained in its Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principals requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of the revenues and expenses during the reporting period may be affected by the estimates and assumptions that management is required to make. Estimates from management that are critical to the accompanying financial statements include the appropriate level or allowance for credit losses which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ from those estimates.

Allowance for Credit Losses

The Company enters into agreements with dealers that establish the allowance for credit losses through non-refundable acquisition discounts to protect the Company from potential losses associated with the financing of installment sales contracts. All or a portion of these negotiated discounts are available to absorb credit losses. Credit loss experience, contractual delinquency of loan receivables, the value of underlying collateral and current economic conditions are factors management uses in negotiating the discounts and assessing the overall adequacy of the discounts to absorb losses. Management attempts to maintain the allowance at a level consistent with anticipated loan charge offs, and if necessary will charge earnings when the negotiated discounts do not appear adequate to absorb losses.

The Company generally initiates repossession proceedings when an account is more than two payments contractually past due, but the repossession process is accelerated for loans which become delinquent in the first or second payment.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three and six-month periods ended June 30, 1998, the three-months ended June 30, 1997 and the period January 3, 1997 (date of inception) to June 30, 1997 was 1,000.

NOTE C - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes, which may be prepaid in whole or in part at any time without premium or penalty, are secured by a first lien on any assets acquired with the proceeds. The Company has registered $9.9 million of such notes and as of June 30, 1998 is continuing to offer the remaining $6,097,000 of secured notes for sale. The notes are being offered on a "best-efforts" basis by broker-dealers, who are members of the National Association of Securities Dealers, Inc.

NOTE D - RELATED PARTY TRANSACTIONS

Affiliate receivables bear interest at 12.9%, are unsecured and contain no specified repayment terms.

Sterling Financial Services, Inc. ("SFS"), a related party due to common ownership, manages the Company and provides all services in connection with the origination, purchasing and servicing of receivables. As consideration for these services, the Company pays SFS for all of its expenses plus 20%. Management fees paid to SFS during the three and six-months ended June 30, 1998 and the three-months ended June 30, 1997 approximated $88,000, $137,189, $4,550, respectively. No management fees were paid prior to the three-months ended June 30, 1997.

The Company rents certain lot space for mobile home rental units it owns, and prior to April 1998 certain office space for its administrative operations, from Halliday, a related party by virtue of Anthony Sutter's ownership. In May 1998, SFS began to pay the rent on the administrative space and accordingly, the related rent expense is included in SFS expenses on which the Company pays management fees (see preceding paragraph). Total rent paid under these arrangements for the three and six-months ended June 30, 1998 and the three months ended June 30, 1997 approximated $22,200, $48,600 and $4,400, respectively. No rent was paid prior to the three months ended June 30, 1997.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1997 and the financial statements as of and for the three and six-months ended June 30, 1998, the three-months ended June 30, 1997 and the period January 3, 1997 (date of inception) to June 30, 1997 included with this Form 10-QSB. The Company did not have significant operations during the three-months ended June 30, 1997 or for the period January 3, 1997 (date of inception) to June 30, 1997 and as such this analysis does not include any additional discussion as of and for such periods.

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

RESULTS OF OPERATIONS

Three and Six-Months Ended June 30, 1998

The Company generated revenues of approximately $90,700 and $136,600 during the three and six-months ended June 30, 1998, respectively as they continued to implement their business plan. These revenues consisted primarily of interest and fees earned on receivables and cash equivalents of approximately $65,200 and $89,500 during the respective three and six-month periods ended June 30, 1998. In addition, the Company generated rental income of approximately $24,400 and $43,300 of rental revenues from the rental of mobile homes owned by the Company during the three and six-months ended June 30, 1998, respectively. Operating expenses during the three and six-months ended June 30, 1998 approximated $236,000 and $428,400, respectively and consisted primarily of management fees of $88,500 and $137,200, respectively and interest of approximately $102,600 and $161,400, respectively. In addition, occupancy and equipment included rent expense of approximately $22,000 and $46,000 during the respective three and six-months ended June 30, 1998. The management fees and rent were paid to Sterling Financial Services, Inc. ("SFS") and Halliday, respectively, which are related to the Company by virtue of common ownership. Interest expense included cash outlays of $81,390 and $127,678 during the three and six-months ended June 30, 1998, respectively on secured notes payable. The differences between such amounts and actual interest expense resulted from amortization of deferred debt issuance costs incurred in connection with the sale of the secured notes. The net losses for the three and six-months ended June 30, 1998 approximated $145,200 and $291,800, respectively and arose substantially because the Company's revenue generating assets did not provide sufficient income to cover fixed expenses arising from interest on the secured notes, and various other expenses necessary to implement the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

Three and Six-Months Ended June 30, 1998

Operating activities during the six-months ended June 30, 1998 used cash of approximately $216,700, of which approximately $95,600 was used during the three-months ended June 30, 1998. This cash was used to fund the aforementioned net losses less non-cash expenses (i.e. depreciation and amortization) and certain accrued expenses which did not require the outlay of cash during such reporting periods.

Investing activities during the six-months ended June 30, 1998 used cash of approximately $736,400, of which approximately $536,600 was used during the three months ended June 30, 1998. The majority of these cash outflows resulted from the purchase and/or origination of finance and floor plan receivables of approximately $668,200 during the six-months ended June 30, 1998, of which approximately $499,400 related to the three-months ended June 30, 1998 (both of such amounts are net of principal reductions on such receivables). In addition, during the six-months ended June 30, 1998, the Company purchased property and equipment to be used in its operations of $68,230 (including $37,164 purchased during the three-months ended June 30, 1998).

The above cash outflows were funded through cash existing at the beginning of the respective periods and additional cash raised through financing activities of approximately $1,435,000 and $1,973,000 during the respective three and six-month periods ended June 30, 1998. These cash inflows resulted from net proceeds received from the sale of secured notes payable of $1,434,999 (gross proceeds of $1,602,000 less cash paid for debt issuance costs of $167,001) and $1,972,699 (gross proceeds of $2,191,000 less cash paid for debt issuance costs of $218,301) during the respective three and six-month periods ended June 30, 1998.

The Company is offering subscriptions for a maximum of 9,900 secured notes in the principal amount of $1,000 each. As such, $6,097,000 of secured notes remain available for sale as of June 30, 1998. If all of these notes are sold, the Company will net approximately $5,487,000. The notes, which bear simple interest at 10.5% and mature on June 30, 2002, require monthly payments of interest only, may be prepaid in whole or in part at any time without premium or penalty and are secured by a first lien on the assets acquired with the proceeds of the offering.

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




July, 15, 1999                               /s/ Anthony A. Sutter
----------------------------             --------------------------------

      Date                                    Anthony A. Sutter, President