Form 10QSB
period 1998-09-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-07-19
CIK 1031279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                     For the quarterly period ended September 30, 1998.


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

                              INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Balance Sheets as of September 30, 1998 and December 31,
           1997....................................                            3

           Statements of Operations for the three and nine-months ended September 30, 1998, the three-months ended September 30, 1997 and the period January 3, 1997 (date of inception) to September 30,
           1997....................................                            4

           Statement  of  Stockholders'  Deficit  for  the  nine-months  ended
           September 30, 1998 .....................                            5

           Statements of Cash Flows for the three and nine-months ended September 30, 1998, the three-months ended September 30, 1997 and the period January 3, 1997 (date of inception) to September 30,
           1997....................................                            6

           Notes to Financial Statements ..........                            7

Item       2. Management's  Discussion and Analysis of Financial Condition and
           Results of Operations...................                            9

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .................................                12
Item 2.    Changes in Securities ...............................              12
Item 3.    Defaults Upon Senior Securities ...........................        12
Item 4.    Submission of Matters to a Vote of Securities Holders......        12
Item 5.    Other Information..........................................        12
Item 6.    Exhibits and Reports on Form 8-K...........................        12

Signatures

          STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          BALANCE SHEETS

-------------------------------------------------------------------


                                         September
                                          30, 1998       December
ASSETS                                   Unaudited       31, 1997
                                         -----------     ----------

Cash and cash equivalents                $1,769,224    $   816,433
                                        ------------   ------------
Receivables:
Finance                                   1,074,824        196,503
Mobile home floor plan                      265,092         86,040
Affiliate                                    18,300         12,550
                                        ------------   ------------
     Total receivables                    1,358,216        295,093
                                        ------------   ------------

Inventories                                 152,355         12,000
                                        ------------   ------------

Property and equipment - net                232,850        173,231
                                        ------------   ------------

Investment in Parkwood Estates
  Mobile Home Park, L.C.                    557,999
                                        ------------   ------------

Deferred debt issuance                      434,923        172,856
costs, net
                                        ------------   ------------

TOTAL                                   $ 4,505,567    $ 1,469,613
                                        ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                   $ 5,130,000    $ 1,612,000
Accrued and other                            66,566          8,150
liabilities
                                        ------------   ------------
  Total liabilities                       5,196,566      1,620,150
                                        ------------   ------------

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000
  shares authorized,
  1,000 shares issued and outstanding        1,000          1,000
Deficit                                   (691,999)      (151,537)
                                        ------------   ------------
  Total stockholders' deficit             (690,999)      (150,537)
                                        ------------   ------------

TOTAL                                   $4,505,567     $ 1,469,613
                                        ============   ============


-------------------------------------------------------------------

See accompanying notes.

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          STATEMENTS OF OPERATIONS

                                (Unaudited)


-----------------------------------------------------------------------------

                                                                   Period
                                                                  January
                            Three-Months Three-Months Nine-Months  3, 1997
                              Ended         Ended       Ended     (date of
                             September   September   September  inception)
                             30, 1998     30, 1997     30,1998       to
                                                                  September
                                                                  30, 1997
                            ------------ ------------ -----------------------
REVENUES:
Interest and fees            $74,892      $   1,680   $164,444    $  1,680
Rental income                 27,203            647     27,203         647
Other                            174                     4,919
                            ------------ ------------ -----------------------
      Total revenues          102,269         2,327    238,883       2,327
                            ------------ ------------ -----------------------


OPERATING EXPENSES:
Management fees              145,000      14,025      282,190     18,575
Interest                     142,619      18,831      304,046     19,627
Occupancy and equipment       36,372      10,640      117,033     15,040
Professional fees             16,739                   31,752
Equity in loss of Parkwood
  Estates Mobile Home
  Park, L.C.                   3,607                    3,607
Other                          6,609         149       40,717       849
                            ------------ ------------ -----------------------
    Total operating
           expenses          350,946      43,645      779,345     54,091
                            ------------ ------------ -----------------------

NET LOSS                    $(248,677)   $  (41,318)  $(540,462)  $(51,764)
                            ============ ============ =======================

LOSS PER COMMON SHARE        $ (248.68)   $  (41.32)  $(540.46)   $ (51.76)
                            ============ ============ =======================


-----------------------------------------------------------------------------

See accompanying notes.

           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                 STATEMENT OF STOCKHOLDERS' DEFICIT

                             (Unaudited)


------------------------------------------------------------------------------

                                  Common Stock
                            Shares      Amount         Deficit         Total
                            --------  -----------     ----------      --------

Balances, December 31,        1,000 $      1,000     $(151,537)     $ (150,537)
1997

Net loss for the
nine-months ended                                     (540,462)      (540,462)
September 30, 1998
                            --------  -----------    -----------   -----------
Balances, September 30,       1,000 $      1,000     $(691,999)     $ (690,999)
1998                        ========  ===========    ===========   ===========



------------------------------------------------------------------------------


See accompanying notes.

                     STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                              Period
                                                                              January
                                        Three-Months Three-Months Nine-Months  3, 1997
                                           Ended         Ended       Ended     (date of
                                           September   September   September  inception)
                                           30, 1998     30, 1997     30,1998       to
                                                                              September
                                                                              30, 1997
                                           ------------ ------------ -----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(248,677) $(41,318)  $(540,462)$ (51,764)
  Adjustments to reconcile net loss to net
cash provided by
(used in) operating activities:
    Depreciation                                 6,974      1,815      19,866     1,815
    Amortization and write off of deferred
       debt issuance costs                      28,183      6,888      61,933     6,888
    Equity in loss of Parkwood Estates
       Mobile Home Park, L.C.                    3,607                 3,607
    Increase in inventories                   (140,355)              (140,355)
    Increase in accrued and other
      liabilities                               29,945       200       58,416     30,200
                                              ---------- ---------- ----------------------
NET CASH USED IN OPERATING ACTIVITIES         (320,323)   (32,415)   (536,995)   (12,861)
                                              ---------- ---------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment           (11,255)  (106,156)    (79,485)  (115,791)
  Investment in Parkwood Estates Mobile       (561,606)              (561,606)
     Home Park, L.C.
  Finance receivables originated and
     purchased, net of                        (315,191)   (79,115)   (878,321)   (79,115)
     payments and  discounts
  Floor plan receivables, net of payments      (74,026)              (179,052)
                                              ---------- ---------- ----------------------
NET CASH USED BY INVESTING ACTIVITIES         (962,078)  (185,271)  (1,698,464) (194,906)
                                              ---------- ---------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                                          1,000
  Proceeds from issuance of secured notes
     payable                                  1,327,000   845,000   3,518,000   984,000
  Net increase (decrease) in stockholder
     advance                                                                      1,750
  Increase in affiliate receivables             (6,000)                (5,750)
  Cash paid for deferred debt issuance        (105,699)  (104,856)   (324,000)  (158,172)
costs
                                              ---------- ---------- ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                              1,215,301  740,144    3,188,250  828,578
                                              ---------- ---------- ----------------------
NET INCREASE  (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                 (67,100)  522,458    952,791    620,811
                                              ---------- ---------- ----------------------

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD
                                              1,836,324   98,353     816,433      -
                                              ---------- ---------- ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD      $1,769,224 $620,811   $1,769,224 $620,811
                                              ========== ========== ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                 $ 114,436  $ 11,943   $ 242,113  $ 12,739
                                              ========== ========== ======================

--------------------------------------------------------------------------------

See accompanying notes.
                                            -6-

                  STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


--------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc. (the "Company") was incorporated under the laws of the state of Florida on January 3, 1997. The Company, which was in the development stage through December 31, 1997, is primarily engaged in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park, and has a 25% ownership interest in a mobile home park located in Hillsborough County, Florida (see Note D). The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1997 contained in its Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principals requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of the revenues and expenses during the reporting period, may be affected by the estimates and assumptions that management is required to make. Estimates from management that are critical to the accompanying financial statements include the appropriate level or allowance for credit losses which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ from those estimates.

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

Investment in Parkwood Estates Mobile Home Park, L.C. ("Parkwood")

The Company uses the equity method to account for its 25% ownership interest in Parkwood.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three and nine-months ended September 30, 1998, the three-months ended September 30, 1997 and the period January 3, 1997 (date of inception) to September 30, 1997 was 1,000.

NOTE C - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes, which may be prepaid in whole or in part at any time without premium or penalty, are secured by a first lien on any assets acquired with the proceeds. The Company has registered $9.9 million of such notes and as of September 30, 1998 is continuing to offer the remaining $4,770,000 of notes for sale. Broker-dealers, who are members of the National Association of Securities Dealers, Inc, are offering the notes on a "best-efforts" basis.

NOTE D - RELATED PARTY TRANSACTIONS

Affiliate receivables bear interest at 12.9%, are unsecured and contain no specified repayment terms.

Sterling Financial Services, Inc. ("SFS"), a related party due to common ownership manages the Company and provides all services in connection with the origination, purchasing and servicing of receivables. As consideration for these services, the Company pays SFS for all of its expenses plus 20%. Management fees paid to SFS during the three and nine-months ended September 30, 1998, the three months ended September 30, 1997 and the period January 3, 1997 (date of inception) to September 30, 1997 approximated $145,000, $282,000, $14,025 and $18,575, respectively.

The Company rents certain lot space for mobile home rental units it owns, and prior to April 1998 certain office space for its administrative operations, from Halliday, a related party by virtue of Anthony Sutter's ownership. In May 1998, SFS began to pay the rent on the administrative space and accordingly, the related rent expense is included in SFS expenses on which the Company pays management fees (see preceding paragraph). Total rent paid under these arrangements for the three and nine-months ended September 30, 1998, the three months ended September 30, 1997, and the period January 3, 1997 (date of inception) to September 30, 1997 approximated $22,900, $71,500, $10,640 and 15,040, respectively.

During the three-months ended September 30, 1998, the Company purchased a twenty-five percent interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") for approximately $561,600; such entity was formed in August 1998 for the purpose of purchasing, selling and leasing mobile home units. The remaining 75% interest is owned by Anthony Sutter the Companies' President and majority stockholder. In addition to such cash outlay, the Company has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under this arrangement are expected to accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms. At September 30, 1998 no advances had been made to Parkwood.

-------------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1997 and the financial statements as of and for the three and nine-months ended September 30, 1998, the three-months ended September 30, 1997 and the period January 3, (date of inception) to September 30, 1997 included with this Form 10-QSB. The Company did not have significant operations during the three months ended September 30, 1997 or for the period
January 3, 1997 (date of inception) to September 30, 1997 and as such this analysis does not include any additional discussion as of and for such periods.

The Company, which was in the development stage through December 31, 1997, is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes, located in the Halliday Village Mobile Home Park, and has a 25% ownership interest in a mobile home park, both located in Hillsborough County, Florida. The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents

Readers   are   referred   to  the   cautionary   statement,   which   addresses
forward-looking statements made by the Company.

RESULTS OF OPERATIONS

Three and Nine-Months Ended September 30, 1998

The Company generated revenues of approximately $102,300 and $238,900 during the three and nine-months ended September 30, 1998, respectively as they continued to implement their business plan. These revenues consisted primarily of interest and fees of approximately $74,900 and $164,400, respectively earned on receivables and cash equivalents. In addition, the Company generated approximately $27,200 and $69,500 of rental income during the three and nine-months ended September 30, 1998, respectively from the rental of mobile homes owned by the Company. Operating expenses during the three and nine-months ended September 30, 1998 totaled approximately $350,900 and $779,300, respectively and consisted primarily of management fees of $145,000 and $282,190, respectively and interest of $142,619 and $304,046, respectively. In addition, occupancy and equipment included rent expense of approximately $23,000 and $71,500 during the respective three and nine-months ended September 30, 1998. The management fees and rent were paid to Sterling Financial Services, Inc. ("SFS") and Halliday, respectively, which are related to the Company by virtue of common ownership. The interest expense included cash outlays of $114,436 and $242,113 during the three and nine-months ended September 30, 1998, respectively on secured notes payable. The differences between such amounts and actual interest expense resulted from amortization of deferred debt issuance costs incurred in connection with the sale of the secured notes. The net losses for the three and nine-months ended September 30, 1998, approximated $248,700 and $540,500, respectively and arose substantially because the Company's revenue generating assets did not generate sufficient income to cover fixed expenses arising from interest on the secured notes, and various other expenses necessary to implement the Company's business plan.

LIQUIDITY AND CAPITAL RESOURCES

Three and Nine-Months Ended September 30, 1998

Operating activities during the three and nine-months ended September 30, 1998 used cash of approximately $320,300 and $537,000, respectively. The cash was used primarily to fund the aforementioned operating losses less certain non-cash expenses (i.e. depreciation and amortization of deferred debt issuance costs) and certain accrued expenses which did not require the outlay of cash during the reporting periods. In addition, the Company purchased mobile home inventories of approximately $140,400 during the three months ended September 30, 1998.

Investing activities during the three and nine-months ended September 30, 1998 used cash of approximately $962,100 and $1,698,500, respectively. The majority of these cash outflows arose from the purchase and/or origination of contract and floor plan receivables of approximately $1,057,400 during the nine-months ended September 30, 1998, of which approximately $389,200 related to the three-months ended September 30, 1998 (both of such amounts are net of principal reductions on such receivables). In addition, during the nine-months ended September 30, 1998, the Company purchased property and equipment to be used in its operations of $79,485 (of which $11,255 was purchased during the three-months ended September 30, 1998). Finally, during the three-months ended September 30, 1998, the Company purchased a twenty-five percent investment in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") for $561,606. The remaining 75% interest is owned by Anthony Sutter (the Company's President and majority stockholder). In addition to such cash outlay, the Company has agreed to loan Parkwood up to $350,000 to fund cash flow needs. Advances under this arrangement are expected to accrue interest at 12.9%, are unsecured and have no specified repayment terms. No advances had been made to Parkwood as of September 30, 1998.

The above cash outflows were funded through cash existing at the beginning of the respective periods and additional cash raised through financing activities of $1,215,301 and $3,188,250 during the respective three and nine-month periods ended September 30, 1998. These cash inflows resulted substantially from net proceeds received from the sale of secured notes payable of $1,221,301 (gross proceeds of $1,327,000 less cash paid for debt issuance costs of $105,699) and $3,194,000 (gross proceeds of $3,518,000 less cash paid for debt issuance costs of $324,000), during the respective three and nine-month periods ended September 30, 1998.

The Company is offering subscriptions for a maximum of 9,900 secured notes in the principal amount of $1,000 each. As such, $4,770,000 of notes remain available for sale as of September 30, 1998. If all of the remaining notes are sold, the Company will net approximately $4,293,000. The notes, which bear simple interest at 10.5%, and mature on June 30, 2002, require monthly payments of interest only, may be prepaid in whole or in part at any time without premium or penalty and are secured by a first lien on the assets acquired with the proceeds of the offering. Interest is payable monthly.

The Company believes that it will be able to satisfy its cash requirements for the foreseeable future if it does not expand its business by originating additional finance receivable contracts. However, in order for the Company to expand its dealer base and portfolio of receivable contracts, and to ultimately pay the Notes in full, the Company will have to generate profitable results of operations and/or secure additional capital resources through additional debt or equity offering and/or institutional financing such as a line of credit. No assurance can be given that the Company will generate profitable results of operations or that additional capital resources will be available through such sources, or available on reasonable terms. Also, if the Company is unable to originate receivable contracts in an amount and at a pace that approximates the amount and the pace that capital is raised through the issue of secured notes, the interest earned on the capital raised will not be sufficient to cover the cost of the interest on the secured notes.

YEAR 2000 ISSUE

Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Company's operations.

The Company does not currently utilize any critical date sensitive systems. Although many of the Company's transactions rely on date sensitive calculations, such calculations are currently being performed either manually or using off the shelf spreadsheet programs. However, the Company is currently involved in installing a new PC based server and accounting application, which is represented to be Year 2000 compliant.

The Company has not incurred any costs to date related to Year 2000 compliance. Additionally, the Company does not believe its cost of conversion will be significant because of the installation of new systems that are represented to be fully Year 2000 compliant. The Company believes that the costs to transition its remaining systems to Year 2000 compliance will not have a material effect on the Company's financial position or results of operations. The Company has not deferred any information technology projects to address the Year 2000 issue. In addition to internal Year 2000 activities, the Company will communicate with others with which our systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. There can be no assurance that there will not be an adverse effect on the Company, if third parties, such as utility companies or mobile home suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with, and assessment of, these third parties will minimize these risks.

Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of electric power, inability to process transactions or engage in similar normal business activities.

To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on actual testing experience with our supplier base and assessment of outside risks. We do not anticipate that a contingency plan will need to developed as manual processes mitigate our outside risks.

The cost of the conversion and the completion dates are based on management's best estimates and may be updated, as additional information becomes available.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) the Company's financing opportunities and plans and (iii) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following; (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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