Form 10KSB
period 1998-12-31
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-08-27
CIK 1031279

131
18


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                   FORM 10-KSB

      ( X ) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                      For the Year Ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by 7 Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (20 has been subject to such filing requirements for the past 90 days. ___ Yes _X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

Issuer's revenues for the most recent fiscal year: $416,439.00

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1998 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of July 31, 1999.
                        1,000 Common Shares
                   Documents Incorporated By Reference - NONE

                Transitional small business disclosure format. ___ Yes _X_No
                       Sterling Financial Services of Florida I, Inc.
                                  FORM 10 - KSB

                                Table of Contents


     PART I.
              ITEM 1. Business                               2
              ITEM 2. Properties                            11
              ITEM 3. Legal Proceedings                     11
              ITEM 4. Submission of Matters to a Vote of    11
                      Security Holders

     PART II
              ITEM 5. Market for the Common Equity and
                      Related Stockholder Matters           12
              ITEM 6. Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations (including Year 2000    12
                      issue and  Cautionary Statement)
              ITEM 7. Financial Statements                  17
              ITEM 8. Changes In and Disagreements With     32
                      Accountants on Accounting and
                      Financial Disclosures

     PART III
              ITEM 9  Directors, Executive Officers,
                      Promoters and Control Persons;
                      Compliance with Section 16(a) of the  32
                      Exchange Act
              ITEM 10 Executive Compensation                33
              ITEM 11 Security Ownership of Certain         33
                      Beneficial Owners and Management
              ITEM 12 Certain Relationships and Related     34
                      Transactions
              ITEM 13 Exhibits, Financial Statement          35
                      Schedules and
                      Reports on Form 8-K

                      Signatures                            36

                                     PART I.

ITEM 1 - BUSINESS

      Sterling Financial Services of Florida I, Inc. (the "Corporation") was formed in January 1997 under the laws of the State of Florida primarily to offer a package of financial services to the sub-prime mobile home industry, including originating, purchasing and refinancing for its own account retail mobile home installment sales contracts (the "Contracts") created in connection with the financing of used as well as new mobile homes (the "Homes"), selling Contracts to other lenders and providing certain floor plan financing to mobile home dealers (the "Dealers") (collectively, the "Financing Activities"). In addition, the Corporation may also (1) purchase, refurbish and lease or sell new or used Homes; (2) buy and improve land for development of mobile home parks, buy and sell such parks or provide financing to others for such purposes; and (3) purchase other sub-prime financial companies in the mobile home lending business (collectively, the "Other Activities").

      Prior to June 30, 1999 (when the offering terminated), the Corporation was offering subscriptions for a maximum $9,900,000 of secured notes payable in the principal amount of $1,000 each (the "Notes"). The Notes provide for monthly interest payments at the rate of 10.5% per annum, and are payable in full on June 30, 2002. During the respective periods ended December 31, 1998 and 1997, the Corporation sold $4,362,000 and $1,612,000 of Notes. Subsequent to December 31, 1998, and through June 30, 1999, the Corporation sold additional Notes for $3,844,000. Accordingly, in total the Corporation sold $9,818,000 of Notes.

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

      It was initially anticipated that approximately 85% of the Corporation's business would involve originating and refinancing Contracts created in connection with the financing of primarily used as well as some new Homes. The Corporation intended to originate Contracts, as opposed to purchasing Contracts at a discount from Dealers or others. As a secondary activity, not anticipated to exceed approximately 15% of the Corporation's business was the Corporation's intent to provide certain floor plan financing to mobile home dealers. In addition, from time to time, it was anticipated the Corporation would participate in Other Activities. Notwithstanding such parameters, most the of the Corporation's outstanding finance receivables have been purchased from dealers at a discount.

In addition, in August 1998, the Corporation purchased a 25% interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood"). Parkwood, which is related to the Corporation by virtue of Anthony Sutter's 75% ownership interest in Parkwood (Mr. Sutter is the Corporation's President and majority stockholder). used these funds to purchase Parkwood Estates Mobile Home Park, a mobile home park located in Hillsborough County, Florida (the "Park").

Risk Factors

An investment in the Notes involves various risks, including the following:

o Because most of the borrowers under the Contracts are considered sub-prime, the risk of default on the Contracts is greater than if the Corporation originated Contracts with "A" or prime credit borrowers.

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

o There are limited sources available for the payment of interest and principal on the Notes.

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

MOBILE HOME FINANCE INDUSTRY

      Sub-Prime Market Segment

      The Corporation operates in the sub-prime segment of the mobile home finance market, focusing on financing homes sold to sub-prime borrowers. A sub-prime borrower is a purchaser of a home who does not qualify for traditional A or prime credit, which in general means that the borrower does not have all of the following characteristics: (i) a long credit history and no defaults, (ii) at his/her current job for at least 18 months, (iii) can easily finance a Home through a traditional financial institution, such as a bank, (iv) usually a homeowner, and (v) typical risk of loan loss is less than 3% and whose typical cost of credit is prime plus 1% to 3%. Sub-prime borrowers are generally rated "B," "C" or "D" based upon the degree of variance from the foregoing characteristics.

      It has been management's experience that lenders to sub-prime borrowers impose interest rates significantly higher than lenders to prime borrowers. To the extent this interest rate differential continues, Contracts financed in the sub-prime market segment will have the potential for higher yields, but, because sub-prime borrowers are not as creditworthy as prime borrowers, these Contracts also present greater risk of default and loss. Accordingly, the net yield on sub-prime contracts may be less than that on prime contracts.

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

      In connection with the origination of Contracts, the Corporation will encounter competition from persons or entities that may have objectives similar in whole or in part to those of the Corporation. These competitors may be substantially better financed, and have reputations and public awareness of their operations that are more widely known and accepted. The pressure of such competition may require that the Corporation pay more for Contracts it originates or purchases, or result in the Corporation originating Contracts of lesser quality, which could reduce or eliminate payments to Note Holders.

ORIGINATION AND SERVICING OF CONTRACTS

      The Corporation has engaged the Servicing Company to provide all services in connection with Contract origination and servicing. The agreement may be terminated by either party without cause upon 15 days' notice. Because the Servicing Company must operate within the guidelines established by the Corporation, all management and operational decisions made by the Servicing Company will be the same as would be made if the Corporation made such decisions directly. A description of the guidelines of the Corporation is set forth below. No funds of the Corporation are deposited or kept in any account commingled with funds of the Servicing Company or any other person or entity. See "Business - Relationship with Servicing Company."

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

o Income - depends on the amount of the loan and the debt to income ratio of the borrower (see below);

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

      Laws limiting or prohibiting deficiency judgments, Federal bankruptcy laws and numerous other related federal and state laws may interfere with or affect the ability of a secured party to repossess Collateral and/or to enforce a deficiency judgment. For example, in a Chapter 13 proceeding under the Federal Bankruptcy Code, a court may prevent a lender from repossessing a mobile home, and, as part of the rehabilitation plan, reduce the amount of the secured indebtedness to the market value of the Home at the time of bankruptcy, leaving the lender as a general unsecured creditor for the remainder of the indebtedness. A bankruptcy court may also reduce the monthly payments due under a Contract or change the rate of interest and time of repayment of the indebtedness. This may limit the Corporation's ability to receive full payments on a Contract; to or repossess collateral in the event of default under a Contract, which may decrease funds available to make payments on the Notes.

SALE OF CONTRACTS

      The Corporation may from time to time sell blocks of Contracts (the "Sale Contracts") which it originates to other lenders. The Corporation does not anticipate selling such Contracts until at least twelve (12) months after the origination date. No such sales have occurred as of the date of this Form 10-KSB.

FLOOR PLAN FINANCING

      The Corporation provides financing to Dealers for Homes held for resale to Home purchasers (called floor plan financing). The Corporation anticipates that the financing will be at effective interest rates ranging from 14% to 24% (the A.P.R. may be less, but the effective rate includes additional interest payments in the form of points or similar charges allowed by law). Advances under floor plan arrangements are secured by the mobile home purchased with the proceeds of the borrowing and generally are due on the earlier of the date the Home is sold or six months from the inception of the advance.

OTHER ACTIVITIES

      The Corporation may also: (1) purchase, refurbish and lease or sell new or used Homes; (2) buy and improve land for development of mobile home parks, buy and sell such parks or provide financing to others for such purpose; and (3) purchase other sub-prime financial companies in the mobile home lending business. In connection therewith, in 1998 the Corporation purchased a 25% interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") which owns a mobile home park in Hillsborough County, Florida (the Corporation's majority stockholder and President owns the remaining 75% of Parkwood). In addition, the Corporation has purchased a significant amount of new home inventories, which they are selling substantially at this park. Finally, the Corporation owns and rents Homes located in the Halliday Village Mobile Home Park (which is wholly-owned by the Corporation's majority stockholder and President). The Corporation anticipates that it may continue to engage in such activities if it becomes aware of favorable opportunities.

MARKETING

      The Corporation anticipates that it will not have to engage in any significant marketing activities because of the anticipated high demand for the financing it provides and the lack of significant competition to provide such financing. However, the Corporation intends to contact Dealers throughout Florida to advise them of the availability of the Corporation's financing program.

MARKET AREA

      There are a large number of Home purchases in Florida and there is significant wealth in Florida because of the nature and size of the population. The Corporation believes that Florida currently benefits from a strong economy. According to the Florida Chamber of Commerce, Florida is the fourth largest consumer market in the U.S. In 1993, Florida's population was over 13.4 million, with approximately 70% of new arrivals in the 18 to 44 age bracket. Florida emerged as a major economic force in the U.S. in the 1980's. By the end of the decade, Florida had become the nation's leader in major new plant locations or expansions. In addition, Florida has consistently been a pacesetter in new business incorporation, and has the largest number of manufacturing plants in the Southeast. Numerous economists predict moderate but continued steady growth in Florida's economy.

      However, because the Corporation has limited its operations to Florida, a downturn in the Florida economy could adversely affect the Corporation's results of operations inasmuch as the creditworthiness of the Corporation's borrowers and/or prospective borrowers could be impaired. Although the Corporation believes Florida's economy will continue to grow, there can be no assurance this will occur. The resulting lack of diversity in the geographic area in which the Corporation operates may increase the risk of loss to the Corporation and the Note Holders because adverse economic conditions which may occur in Florida but not elsewhere in the country will have a greater adverse affect on the Corporation's operations, and thus its ability to make payments on the Notes than if the Corporation operated in a broader geographic area.

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

CONSUMER FINANCE LAWS AND REGULATIONS

      The Corporation's business activities, particularly its Financing Activities, are subject to regulation and licensing under various Federal, Florida and local consumer finance statutes, regulations and ordinances. These laws, rules and regulations: (i) govern the way the Corporation can operate;
(ii) limit the interest rate and other charges that may be imposed by, or prescribe certain other terms of, the Contracts that the Corporation originates; and (iii) define the Corporation's rights to repossess and sell Collateral. If the Corporation fails to comply with these laws and regulations, it could be required to cease operations or be subject to fines and penalties, and borrowers under the Contracts could have civil remedies against the Corporation and defenses under the Contracts which could adversely affect the Corporations ability to enforce its rights and collect payment of sums due thereunder, all of which could eliminate or reduce the Corporation's cash flow and thereby its ability to make payments on the Notes. Also there is no assurance laws and regulations under which the Corporation operates will not become more restrictive; this could reduce the Corporation's cash flow and thereby its ability to make payments on the Notes.

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

EMPLOYEES

      As of December 31, 1998, there was only one (1) employee of the Corporation, Mr. Sutter. Management of the Corporation and the employee are the same individual. Mr. Sutter is not represented by a collective bargaining agreement nor is he bound by an employment agreement (see Business
- Risk Factors).

ITEM 2 - PROPERTIES

      The Corporation's executive offices are located at 12408 North Florida Avenue, Tampa, Florida. Prior to April 1998, the office was leased from Halliday Village Mobile Home Park, Inc., an entity wholly owned by the Corporation's majority stockholder and President under an informal arrangement requiring monthly rent of $2,200. Subsequent to April 1998, the Corporation's rent was paid by the Servicing Company, and accordingly, such expenses are paid to the Servicing Company in accordance with the Servicing Agreement between the Corporation and the Servicing Company.

ITEM 3 - LEGAL PROCEEDINGS

      NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

                              PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      NONE

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      The Corporation is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Corporation also owns and rents mobile homes, located in the Halliday Village Mobile Home Park, a related party by virtue of common ownership, ("Halliday") and has a 25% ownership interest in Parkwood which was formed in 1998 for the purpose of purchasing, and leasing Parkwood Estates Mobile Home Park in Hillsborough County, Florida (the "Park"). The Corporation's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

      Readers  are  referred  to  the  cautionary  statement,   which  addresses
forward-looking statements made by the Corporation.

RESULTS OF OPERATIONS

      The Corporation generated revenues of $416,439 and $25,449, respectively during the year ended December 31, 1998 and the period January 3, 1997 (date of inception) to December 31, 1997 (the Corporation was considered to be a development stage enterprise through December 31, 1997). Because the Corporation did not have significant revenues during its development stage, this analysis does not include any additional discussion on such revenues. Revenues generated in 1998 resulted substantially from interest and fees of approximately $276,000. This amount consisted of interest and fees earned on finance receivables of approximately $153,000, interest earned on cash equivalents of approximately $72,000, interest and fees earned on mobile home floor plan receivables of approximately $48,000 and interest earned on affiliate receivables of approximately $3,000 (interest income on cash equivalents was significant because of the lag time between the receipt of proceeds from sale of the Notes and the date the funds were invested in finance and/or other interest bearing receivables). In addition to interest and fee revenues, the Corporation generated approximately $93,000 of rental revenues from the rental of mobile homes owned by the Corporation, and $35,000 of revenues from the sale of a mobile home.

      During the year ended December 31, 1998 and the period January 3, 1997 (date of inception) to December 31, 1997, the Corporation incurred expenses of $1,188,696 and

      $176,986, respectively, an increase of 85%. These expenses related substantially to interest paid on the Notes and management fees paid under the aforementioned Servicing Agreement.

      Interest expense increased by 85% from approximately $72,000 for the period ended December 31, 1997 to approximately $481,000 for the year ended
December 31, 1998. These amounts consisted of interest on the Notes of approximately $387,000 and $49,000, respectively (an increase of 87%) and amortization of deferred debt issuance costs of approximately $94,000 and $23,000, respectively (an increase of 75%). The deferred debt issuance costs arose from commissions and other costs incurred in selling the Notes. The significant increase in interest expense resulted from the corresponding increase in the balances of the Notes.

      Management fees increased by 86% during the year ended December 31, 1998 in comparison to the preceding fiscal period. The increase from approximately $62,000 to approximately $442,000 resulted because the Servicing Company required additional personnel and expenses to originate and service the Corporation's finance and mobile home floor plan receivables, as well as manage the Corporation's operations.

      Occupancy and equipment expenses increased by 83% during the year ended December 31, 1998 in comparison to the preceding fiscal period. The increase from approximately $24,000 to approximately $143,000 resulted substantially from the increase in property and equipment, including rental homes purchased and/or improved by the Corporation. In 1997, such expenses consisted substantially of lot and office rent of approximately $15,000 and depreciation of approximately $6,000. During the year ended December 31, 1998, lot and office rent, and depreciation expense increased to $95,000 (an increase of 84%) and $21,000 (an increase of 71%), respectively, and the Corporation incurred approximately $26,000 of repairs and maintenance expense. With respect to the Corporation's rental homes, the Corporation rents lot space from Halliday. In connection therewith, the Corporation paid lot rent of approximately $86,000 to such affiliate in 1998. In addition, prior to April 30, 1998, the Corporation rented its administrative offices from Halliday for approximately $2,200 per month. Subsequently, the Corporation paid such expense to the Servicing Company in accordance with the aforementioned Servicing Agreement - see Certain Relationships and Related Transactions.

      The December 31, 1998 results of operations also included recognition of the Corporation's loss of approximately $14,000 in Parkwood. This amount represents 25% (the Corporation's ownership percentage) of the total loss generated by Parkwood during its initial period of operations - see Certain Relationships and Related Transactions.

      The only other expense of significance in 1998 (there were none of significance in 1997) resulted from the cost of a Home sold by the Corporation. The Corporation generated a 30% profit margin on the sale of the Home and it is anticipated that sales, and related cost of sales, of Homes will result in a substantial portion of operating revenues and expenses in future years.

      The net losses incurred during the respective periods ended December 31, 1998 and 1997 were $772,257 and $151,537, respectively. The losses arose substantially because the Corporation's revenue generating assets did not provide sufficient income to cover fixed expenses arising substantially from interest on the Notes, and management fees paid in connection with the origination and servicing of the Contracts.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities used $1,024,227 and $126,174 of cash during the respective periods ended December 31, 1998 and 1997. The cash was used primarily to fund the net losses for such periods less certain non-cash expenses (e.g. depreciation and amortization of deferred debt issuance costs) and certain accrued expenses which did not require the outlay of cash during the reporting periods. In addition, during the year ended December 31, 1998, the Corporation had an increase in mobile home inventories of approximately $422,000 (representing an increase of 97%). The Corporation anticipates that most of these inventories will be sold at the Park.

      The Corporation's investing activities used $2,190,372 and $461,871 of cash during the respective periods ended December 31, 1998 and 1997. Most of this cash was used as a result of the net change in finance and floor plan receivables of approximately $1,502,000 and $283,000 (an increase of 81%) for the respective periods ended December 31, 1998 and 1997. At December 31, 1998, finance receivables had terms of 5 to 30 years and interest rates ranging from 12.9% to 17.9%. The Corporation is attempting to limit its exposure to interest rate spread by investing funds in finance and floor plan receivables as proceeds are received from the Notes since the cost of the funds is significantly higher than the yield on cash and cash equivalents. In addition, as mentioned above, during the year ended December 31, 1998, the Corporation purchased a 25% interest in Parkwood for $561,606, and advanced $55,000 to Parkwood for cash flow needs. This advance resulted from an arrangement between the Corporation and Parkwood whereby the Corporation has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under the arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms. Finally, cash used for the purchase and/or improvement of property and equipment increased by 46% from approximately $103,000 for the fiscal period ended December 31, 1997 to approximately $179,000 for the year ended December 31, 1998 (including capital expenditures of approximately $83,000 and $156,000, respectively relating to rental homes owned by the Corporation).

      Cash used by operating and investing activities was funded by financing activities which generated net cash inflows of $3,681,072 and $1,404,478 during the respective periods ended December 31, 1998 and 1997. This cash was generated from the sale of the Notes (resulting in net cash proceeds of approximately $3,926,000, and $1,416,000, respectively, an increase of 64%, after payment of deferred debt issuance costs). Through June 30, 1999 (the termination date of the offering), the Corporation was offering subscriptions for a maximum of 9,900 Notes in the principal amount of $1,000 each. The Notes bear simple interest at

10.5% (interest payable monthly) and are payable in full on June 30, 2002. At December 31, 1998, the Corporation had sold $5,974,000 of Notes; subsequently, additional Notes of $3,844,000 were sold. Accordingly, the Corporation sold $9,818,000 of Notes or approximately 99% of the Notes initially offered to the public. Because debt issuance costs approximated 10% of the Notes sold, net proceeds to the Corporation approximated $8,800,000 in total.

      The net impact of the above operating, investing and financing activities was that cash and cash equivalents increased by 42% from $466,473 to $816,433 during the respective periods ended December 31, 1998 and 1997.

      The Corporation believes that it will be able to satisfy its cash requirements for the foreseeable future if it does not expand its business by originating additional finance receivable contracts. However, in order for the Corporation to continue to expand its Dealer base and portfolio of finance receivable contracts, and to ultimately pay the Notes in full, the Corporation will have to generate significant cash from operations and/or secure additional capital resources (e.g. other debt or equity). No assurance can be given that the Corporation will be able to generate profitable results of operations or that additional capital resources will be available or available on reasonable terms. Also, if the Corporation is unable to originate receivable contracts in an amount and at a pace that approximates the amount and the pace that capital is raised through the sale of the Notes, the Corporation's deficit would be expected to increase as the interest earned on the capital raised will not be sufficient to cover the cost of the interest on the Notes.

YEAR 2000 ISSUE

         Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the Year 2000. The failure of such applications or systems to properly recognize the dates beginning in the Year 2000 could result in miscalculations or system failures which could result in an adverse effect on the Corporation's operations.

         The Corporation does not currently utilize any critical date sensitive systems. Although many of the Corporation's transactions rely on date sensitive calculations, such calculations are currently being performed either manually or using off the shelf spreadsheet programs. However, the Corporation is currently involved in installing a new PC based server and accounting application, which is represented to be Year 2000 compliant.

         The Corporation has not incurred any costs to date related to Year 2000 compliance nor does it believe that its cost of conversion will be significant because of the installation of new systems that are represented to be fully Year 2000 compliant. The Corporation believes the costs to transition its remaining systems to Year 2000 compliance will not have a material effect on its financial position or results of operations.

         The Corporation has not deferred any information technology projects to address the Year 2000 issue. In addition to internal Year 2000 activities, the Corporation will communicate with others with which their systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. There can be no assurance that there will not be an adverse effect on the Corporation, if third parties, such as utility companies or mobile home suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Corporation's systems. However, management believes that ongoing communication with, and assessment of, these third parties will minimize these risks. Although the Corporation anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of electric power, inability to process transactions or engage in similar business activities.

        To date, the Corporation has not established a contingency plan for possible Year 2000 issues. Where needed, the Corporation will establish contingency plans based on assessment of outside risks and actual testing experience with suppliers. It is not anticipated that a contingency plan will need to be developed as manual processes mitigate outside risks. The cost of the conversion and the completion dates are based on management's best estimates and may be updated, as additional information becomes available.

CAUTIONARY STATEMENT

        This Form 10-KSB, press releases and certain information provided periodically in writing or orally by the Corporation's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Corporation, its directors or its officers with respect to, among other things: (i) the Corporation's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Corporation to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Corporation to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Corporation's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Corporation to successfully conduct its business in new markets; and (vii) other risks including those identified in the

Corporation's filings with the SEC. The Corporation undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB, to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

Impact of Inflation and Changing Prices

    Because the Corporation's Notes bear interest at fixed rates, increased costs of borrowed funds would not be expected to have a material adverse impact on the Corporation's results of operations unless alternative source of financing are required. In this case, inflationary increases could result in higher interest rates which could have a material adverse impact on the Corporation's ability to grow its business. In addition, inflation could also adversely affect the Corporation's operating expenses.

ITEM 7 - FINANCIAL STATEMENTS

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                                TABLE OF CONTENTS


--------------------------------------------------------------------------------

                                                      Page

Independent Auditors' Report                                   1

Financial Statements as of and for the year ended December 31, 1998 and for the period January 3, 1997 (date of inception) to December 31, 1997:

      Balance Sheets                                           2

      Statements of Operations                                 3

      Statements of Stockholders' Deficit                      4

      Statements of Cash Flows                                 5

      Notes to Financial Statements                            6


--------------------------------------------------------------------------------

(Letterhead of Beard, Nertney, Kingery, Crouse & Hohl, P.A.)

                                   131
                                             42


INDEPENDENT AUDITORS' REPORT

To the Stockholders of Sterling Financial Services of Florida I, Inc.:

We have audited the accompanying balance sheets of Sterling Financial Services of Florida I, Inc. (the "Company") as of December 31, 1998 and 1997, and the related statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1998 and for the period January 3, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and cash flows for the year ended December 31, 1998 and for the period January 3, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Notes D and G to the financial statements, there are significant transactions with related parties. These transactions include, but are not limited to, payment of management fees and advances to various affiliates.

                  Beard, Nertney, Kingery, Crouse & Hohl, P.A.

June 18, 1999
Tampa, FL.

            STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997

--------------------------------------------------------------------------------

                                                     1998           1997
                                                     ----           ----
ASSETS

Cash and cash equivalents                         $1,282,906     $ 816,433
                                                 ------------   ------------

Receivables:
  Finance - net
                                                   1,485,697       196,503
  Mobile home floor plan
                                                     182,007        86,040
  Affiliate
                                                     257,278        12,550
  Interest and fees
                                                       8,920
                                                  ------------   ------------
    Total receivables                              1,933,902       295,093
                                                  ------------   ------------

Inventories                                          433,597        12,000
                                                  ------------   ------------

Investment in and advances to Parkwood Estates
   Mobile Home Park, L.C. (Related Party)
                                                     602,178
                                                  ------------

Property and equipment - net                         254,541        173,231
                                                  ------------   ------------

Other assets:
   Deferred debt issuance costs - net                514,999       172,856
   Repossessed mobile homes                           85,417
                                                  ------------   ------------
      Total other assets
                                                      600,416      172,856
                                                  ------------   ------------

TOTAL                                             $ 5,107,540   $1,469,613
                                                  ============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                              $5,974,000    $1,612,000

Accrued and other liabilities                          56,334         8,150
                                                  ------------   ------------
      Total liabilities                             6,030,334     1,620,150
                                                  ------------   ------------

STOCKHOLDERS' DEFICIT:
Common  stock,  no  par  value,  10,000
shares authorized; 1,000 shares issued
and outstanding
                                                       1,000          1,000
Deficit                                             (923,794)      (151,537)
                                                  ------------   ------------
      Total stockholders' deficit                   (922,794)      (150,537)
                                                  ------------   ------------

TOTAL                                             $5,107,540     $1,469,613
                                                  ============   ============

--------------------------------------------------------------------------------
See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                   STATEMENTS OF OPERATIONS FOR THE YEAR ENDED
                    DECEMBER 31, 1998 AND FOR THE PERIOD JANUARY 3, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997

--------------------------------------------------------------------------------


                                                        1998           1997
                                                        ----           ----
REVENUES:
Interest and fee                                     $   276,144    $19,189

Rental                                                    93,527      6,260

Mobile home sales                                         34,900
Other                                                     11,868
                                                     ------------   ------------
  Total revenues                                        416,439       25,449
                                                     ------------   ------------

OPERATING EXPENSES:
Interest expense                                        481,383       71,622

Management fees - Related Party                         442,328       62,368

Occupancy and equipment                                 142,768       23,697

Professional Fees
                                                         40,602
Cost of mobile homes sold
                                                         24,692
Equity in loss of Parkwood Estates
   Mobile Home Park, L.C. - Related Party
                                                         14,429
Other
                                                         42,494        19,299
                                                     ------------   ------------
  Total operating expenses                            1,188,696       176,986
                                                     ------------   ------------

NET LOSS                                             $(772,257)     $ (151,537)

                                                     ============   ============

LOSS PER COMMON SHARE                                $(772.26)      $(151.54)
                                                     ============   ============


--------------------------------------------------------------------------------


See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD JANUARY 3, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997

--------------------------------------------------------------------------------

                                     Common Stock
                                  Shares       Amount        Deficit        Total
                                -----------   ---------   -------------  ------------

Balances at January 3, 1997
  (date of inception)                    0    $      0     $       0      $       0



Issuance of common stock             1,000       1,000                        1,000


Net loss                                                     (151,537)     (151,537)
                                -----------   ---------   -------------  ------------

Balances at December 31, 1997        1,000       1,000       (151,537)     (150,537)

Net loss                                                     (772,257)     (772,257)
                                -----------   ---------   -------------  ------------

Balances at December 31, 1998        1,000      $1,000     $ (923,794)    $(922,794)

                                ===========   =========   =============  ============







--------------------------------------------------------------------------------







See notes to financial statements.



            STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD JANUARY 3, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997

--------------------------------------------------------------------------------

                                                          1998          1997
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                         $(772,257)     $(151,537)

     Adjustment to reconcile net loss to net cash
used by
       Operating activities:
       Depreciation                                       21,877          6,097
       Amortization and write off of deferred
debt issuance costs                                       94,057         23,116
       Equity in loss of Parkwood Estates Mobile
Home Park, L.C.                                           14,429
       Increase in inventories                          (421,597)       (12,000)
       Increase in accrued and other liabilities          48,184          8,150
       Increase in other receivables                      (8,920)
                                                      ------------  ------------
NET CASH USED BY OPERATING ACTIVITIES                 (1,024,227)      (126,174)
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment               (103,187)      (179,328)
      Proceeds from sales of repossessed mobile
homes                                                     31,506
      Investment in and advances to Parkwood
Estates
        Mobile Home Park L.C.                           (616,607)
      Finance and floor plan  receivables             (1,722,543)      (296,708)
originated and purchased
      Repayments of finance and floor plan
receivables                                              220,459         14,165
                                                      ------------  ------------
CASH USED BY INVESTING ACTIVITES                      (2,190,372)      (461,871)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock
                                                                         1,000
      Proceeds from issuance of secured notes
payable                                                4,362,000     1,612,000
      Increase in affiliate receivables                 (244,728)      (12,550)
      Cash paid for deferred debt issuance costs        (436,200)     (195,972)
                                                     ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              3,681,072     1,404,478
                                                     ------------  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                466,473       816,433

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           816,433             0
                                                     ------------  -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,282,906    $  816,433
                                                     ===========   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION - Interest paid                      $   387,326   $    48,506
                                                     ============  =============

SUPPLEMENTAL DISCLOSURE NON-CASH INVESTING AND FINANCING ACTIVITIES - During the year ended December 31, 1998, $116,923 of finance receivables were reclassified to repossessed mobile homes when certain customers of the Company defaulted on their finance and floor plan receivables.

--------------------------------------------------------------------------------

See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 1998 AND FOR THE PERIOD
--------------------------------------------------------------------------------
                  JANUARY 3, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 1997



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

Revenue Recognition

Interest  income  on  finance   receivables  and  fees  charged  on  floor  plan
receivables are recognized using the interest (actuarial) method. Unearned finance charges are rebated to customers under the Rule of 78's method. The difference between income previously recognized under the interest (actuarial) method and the rule of 78's method is recognized as an adjustment to interest income at the time of the rebate. Accrual of interest income on finance receivables is generally suspended when no payment has been received for ninety days; the accrual of income is not resumed until management believes such interest is collectible.

Mobile home sales and related costs of mobile homes sold are recorded when the closing has occurred and title has passed.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions management is required to make. Estimates from management that are critical to the accompanying financial statements include the appropriate level or allowance for credit losses which can be significantly impacted by future industry, market, and economic trends and conditions.
Actual results could differ significantly from those estimates.

Financial Instruments

The Company believes the book value of their cash and cash equivalents, mobile home floor plan and affiliate receivables, and accrued and other liabilities approximates their fair values due to their short-term nature. In addition, management believes the book value of their finance receivables and secured notes payable approximates their fair values as the current interest rates on such items approximate rates at which similar types of lending and/or borrowing arrangements could be currently negotiated by the Company. Finally, management believes the book value of their investment in Parkwood approximates its fair value based on the results of an independent appraisal of the related mobile home park. It was not practicable to estimate the fair value of the advances to Parkwood due to the lack of similar type arrangements in the marketplace, and because of the uncertainty surrounding the date the receivables will be recovered.

Finance Receivables

Finance receivables, that management has the intent and ability to hold for the foreseeable future or until maturity or payoff, are reported at their outstanding unpaid principal balances, reduced by any charge-off or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

Management attempts to maintain the allowance at a level consistent with anticipated loan charge offs, and if necessary will charge earnings when the negotiated discounts do not appear adequate to absorb losses. The Company calculates its provision for credit losses based on changes in the present value of expected future cash flows of its loans discounted at the loan's effective interest rate in accordance with Financial Accounting Standards No. 114. At December 31, 1998 and 1997, management believes the unamortized discount balance is adequate to cover potential loan losses. Accordingly, the accompanying statements of operations do not include provisions for loan losses.

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

Long-Lived Assets

The Company periodically reviews its long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss would be recognized.

Property and Equipment

Property and equipment are stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs which do not extend the useful life of an asset are expensed as incurred. Depreciation is computed using either an accelerated method or the straight-line method over the assets' estimated useful lives of 5 to 27.5 years.

Deferred Debt Issuance Costs

Direct costs incurred to register and issue the secured notes payable are deferred and amortized to interest expense over the lives of the loans using the interest method. Approximately $8,693 of these costs were written off as impaired at December 31, 1997; such amount has been included in interest expense in the accompanying 1997 statement of operations.

Repossessed Mobile Homes

Repossessed mobile homes are initially recorded at the lower of the assets' estimated fair market value or the unpaid balance of the related loan at the time of repossession. Costs of capital improvements are added to the carrying amount of the repossessed property, to the extent they do not result in the carrying amount exceeding net realizable value.

Income Taxes

The Company has elected to be taxed under Subchapter S of the Internal Revenue Code, and accordingly, is not subject to income taxes as the results of operations flow through to the stockholders for inclusion in their personal income tax returns.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during each period. The weighted average number of common shares outstanding during the year ended December 31, 1998 and the period January 3, 1997 (date of inception) to December 31, 1997 was 1,000.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications

Certain amounts in the 1997 financial statements have been reclassified to conform to their 1998 classifications.

NOTE C - FINANCE RECEIVABLES - NET

Finance receivables consist of the following at December 31, 1998 and 1997:
                                                 1998           1997
                                                 ----           ----

   Finance receivables, gross                 $  4,410,710  $  426,121
   Less unearned finance charges                (2,793,778)   (210,487)
                                               -----------   ---------
   Finance receivables, principal                1,616,932     215,634
   Less allowance for loan losses (See Note A)    (131,235)    (19,131)
                                               -----------   ----------

   Finance receivables, net                    $ 1,485,697   $ 196,503
                                               ===========   =========

At December 31, 1998, finance receivables have terms ranging from 5 to 30 years and stated interest rates ranging from 12.9% to 17.9%. At December 31, 1998 and 1997, no interest income had been suspended on finance receivables.

Principal collections on finance receivables approximated $134,000 and $14,000 for the year ended December 31, 1998 and the period January 3, 1997 (date of inception) to December 31, 1997, respectively. These collections approximated 16% and 12% of the average outstanding, principal balances for 1998 and 1997, respectively. Contractual maturities of the finance receivables by year are as follows:

      Years Ending
      December 31,                                         Amounts

           1999                                        $   328,396
           2000                                            328,396
           2001                                            328,396
           2002                                            326,385
           2003                                            315,402
                 Thereafter                              2,783,735

           Total                                       $ 4,410,710
                                                       ===========

Changes in the allowance for credit losses during the year ended December 31, 1998 and the period January 3, 1997 (date of inception) to December 31, 1997, were as follows:

                                                   1998          1997
                                                   ----          ----

      Beginning balances                        $  19,131     $    0

      Additions to loan loss reserves arising
        from discounts on purchased loans         112,104       19,131
      Discounts accreted to income                     0           0
      Finance receivables charged off                  0           0
                                               ------------    --------

      Ending balance                           $  131,235     $ 19,131
                                               ============   =========

      % of  finance receivables                       8.1%         8.9%
                                               ============   =========


NOTE D - INVESTMENT IN AND ADVANCES TO PARKWOOD

The Company has a 25% ownership interest in Parkwood, which was formed in 1998 for the purpose of purchasing, and leasing Parkwood Estates Mobile Home Park in Hillsborough County, Florida. The remaining 75% interest is owned by Anthony Sutter (the Company's' President and majority stockholder). Summarized financial information for Parkwood as of and for the period ended December 31, 1998 is as follows:

                    SUMMARIZED BALANCE SHEET

ASSETS

Property and equipment                                     $ 2,234,071
Loan acquisition costs, net                                     37,115
Other                                                           10,814
                                                          -------------
Total                                                      $ 2,282,000
                                                          =============

LIABILITIES AND MEMBERS' CAPITAL

Mortgage notes payable to NationsBank N.A.                 $ 1,716,000
Due to affiliate                                                55,000
Accrued and other liabilities                                    7,111
                                                          -------------
   Total liabilities                                         1,778,111
                                                          -------------

Members' Capital:
Sterling Financial Services of Florida I, Inc.                 547,178
Anthony Sutter                                                 (43,289)
                                                          -------------
   Total member's capital                                      503,889
                                                          -------------

Total                                                       $2,282,000
                                                          =============

                        SUMMARIZED STATEMENT OF OPERATIONS

Revenues                                                  $     50,666
Operating expenses                                            (108,384)
                                                          -------------

Net loss                                                  $    (57,718)
                                                          =============

The due to affiliate arises from advances under a line of credit arrangement with the Company, whereby the Company has agreed to loan Parkwood up to $350,000 to fund cash flow needs. Advances under the arrangement, accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms. Through the date of this report, Parkwood had borrowed approximately $125,000 from the Company under this arrangement.

NOTE E - PROPERTY AND EQUIPMENT-NET

Property and equipment consists of the following at December 31, 1998 and 1997:

                                                    1998        1997

    Rental mobile homes                         $215,702    $157,956
    Furniture, fixtures and office equipment      66,985      21,372
    Less accumulated depreciation                (28,146)     (6,097)

    Property and equipment - net                $254,541    $173,231
                                                ========    ========


NOTE F - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes are secured by a first lien on the installment sales contracts. The secured notes are prepayable in whole or in part at any time without premium or penalty. The Company has registered $9.9 million of such notes and is continuing to offer the remaining notes for sale through June 30, 1999 at which time the offering ends Through the date of this report, notes having a cumulative principal balance of $8,392,000 have been sold. The notes are being offered on a "best-efforts" basis by broker-dealers who are members of the National Association of Securities Dealers, Inc.


NOTE G - OTHER RELATED PARTY TRANSACTIONS

In 1997, the Company's majority stockholder advanced $30,350 to the Company of which $28,600 was repaid in 1997. The advances were and are, unsecured, non-interest bearing and due on demand.

The Company has entered into an agreement with Sterling Financial Services, Inc. ("SFS, Inc."), a related party by virtue of common ownership, whereby SFS, Inc. will manage the Company and provide all services in connection with origination and servicing of receivables. As consideration for these services, the Company will pay SFS, Inc. for all of its expenses plus 20%. Management fees paid to SFS, Inc. including direct and indirect charges allocated to the Company and the 20% fee, during the year ended December 31, 1998 and the period ended January 3, 1997 (date of inception) to December 31, 1997 approximated $442,000 and $62,000 respectively.

The Company rents certain lots for 18 mobile home rental units it owns under month to month arrangements, and prior to April 1998, certain office space for its administrative operations from Halliday Village M.H.P. ("Halliday"), a related party by virtue of Anthony Sutter's ownership.

Subsequent to April 1998, the Company's rent was paid by SFS, Inc. and accordingly, such expenses are included in management fees discussed above.

During the year ended December 31, 1998 and the period January 3, 1997 (date of inception) to December 31, 1997, the Company paid rents to Halliday of approximately $95,000 and $33,000, respectively.

The Company periodically advances funds to various entities owned by Anthony Sutter, its President and majority stockholder. At December 31, 1998 and 1997, affiliate receivables consist of the following:

                                                    1998           1997
                                                    ----           ----

        SFS, Inc.                                $226,978
        Hidden Oaks Mobile Home Park
                                                    8,000      $  2,000
        Regency Oaks Mobile Home Park
                                                    6,000
        Sterling Homes, Inc.
                                                   16,300        10,550
                                                 ------------  -------------

        Total                                    $257,278      $ 12,550
                                                 ============  =============

With the exception of the advance to SFS, Inc., which is non-interest bearing, all of the advances bear interest of 12.9%, are unsecured and have no specified repayment terms.


NOTE H - PROFORMA NET LOSS AS IF THE COMPANY WAS A "C"
                   CORPORATION

If the Company had elected to be taxed as a "C" corporation it would have been required to record a provision or benefit for income taxes. The following information presents the proforma net losses at December 31 1998 and 1997 as if the Company was a "C" corporation. The presentation used is in accordance with Financial Accounting Standards Statement No.
109, "Accounting for Income Taxes".

                                                1998            1997
                                                ----            ----

      Loss before income taxes               ($772,257)       ($151,537)
      Income tax expense (benefit)                 0                0
                                             ----------

      Net loss                               ($772,257)       ($151,537)
                                             ==========       ==========

No benefit for income taxes has been recorded because the realizability of such benefit, and the related deferred income tax asset, did not meet the required recognition standards established by SFAS 109.

NOTE I - CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject the Company to concentrations of credit risk consist primarily of receivables, the investment in and advances to Parkwood and cash and cash equivalents. Since substantially all of the receivables and the investment in and advances to Parkwood arise from customers or entities located in Florida, it is at least reasonably possible that the Company could experience a severe impact on its operations if the Florida economy had a downturn. Management believes risk with respect to finance and mobile home floor plans is partially mitigated because the receivables are collateralized by the mobile homes purchased by the Company's customers.

With respect to cash balances, the Company maintains all of its cash and cash equivalents at one FDIC insured institution, which has a maximum insurance limit of $100,000. At December 31, 1998 and 1997, the Company's uninsured cash balances approximated $1,278,000 and $745,000 respectively.

-----------------------------------------------------------------------

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      NONE

                                    PART III.

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Set forth below is certain information as of December 31, 1998 with respect to any persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's Common Stock and of the Common Stock owned by the sole officer and director of the Corporation.

                                                  Amount and
                                                   Nature of
                                                  Beneficial
 Name of Beneficial Owner    Title of Class        Ownership       % of Class

Anthony A. Sutter                Common                  800              80%

Judith   Estrin,   Trustee;      Common                  200              20%
                                                         ---              ---
Stanley      D.      Estrin
Irrevocable   Trust   dated
3/16/93

All officers and  directors                              800              80%
                                                         ===              ===
as a group (1 person)
----------------------------

      Anthony A. Sutter, age 48, has been the President, Chief Executive Officer, Secretary, Treasurer and Sole Director of the Corporation and the Servicing Company since their inception. He has also been the sole officer and director of Sterling Properties Management, Inc., a Tampa, Florida property management company, and for four Florida corporations owning mobile home parks in Florida (Halliday Village Mobile Home Park, Inc., Oak Bend Mobile Home Park, Inc., Hidden Oaks Mobile Home Park, Inc., and Regency Oaks Mobile Home Park, Inc.). Mr. Sutter also owns a 75% interest in Parkwood Mobile Home Park, L.C. (the remaining 25% is owned by the Corporation). He received a B.S. degree in Accounting and Economics from St. Louis University, St. Louis, Missouri in 1973. He has been involved in the residential housing business for 26 years, during which time he has owned, managed and operated many properties, including mobile home parks.

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


ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth below is certain information as of December 31, 1998 with respect to any persons known to the Corporation to be the beneficial owner of more than 5% of the Corporation's Common Stock and of the Common Stock owned by the sole officer and director of the Corporation.

                                                  Amount and
                                                   Nature of
                                                  Beneficial
 Name of Beneficial Owner    Title of Class        Ownership       % of Class

Anthony A. Sutter                Common                  800              80%

Judith   Estrin,   Trustee;      Common                  200              20%
                                                         ---              ---
Stanley      D.      Estrin
Irrevocable   Trust   dated
3/16/93

All officers and  directors                              800              80%
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

      The Corporation may sell or lease homes to affiliates. Any lease will be at fair market value, based upon the Corporation's lease rates to independent third parties, and any sales will be at fair market value based upon wholesale value published by the National Automobile Dealers Association.

       Pursuant to the Servicing Agreement, the Servicing Company acts as agent for the Corporation. During the year ended December 31, 1998, and for the period January 3, 1997 (date of inception) to December 31, 1997, the Corporation paid management fees of $442,328 and $62,368, respectively to the Servicing Company under the terms of the Servicing Agreement. For a description of the Servicing Agreement, see "Business - Relationship with Servicing Company - Servicing Agreement."

      The Corporation may loan up to $75,000 to the Servicing Company for the purchase and/or lease of office space, office equipment, trucks and automobiles. The Servicing Company will repay any advanced funds in equal monthly installments of principal and interest at the rate of 10.5% per annum, with the final payment due on June 30, 2002. To date, no such loan has been made to the Servicing Company.

      The Corporation's executive offices are located at 12408 North Florida Avenue, Tampa, Florida. Pursuant to an oral agreement, the office was leased from Halliday Village Mobile Park, Inc., an entity wholly owned by Mr. Sutter, on a month-to-month basis for $2,200 per month through April 30, 1998. Rent paid under this arrangement to Halliday during the respective periods ended December 31, 1998 and 1997 approximated $9,000 and $17,600, respectively. Subsequent to April 30, 1998, the Corporation's rent was paid by the Servicing Company, and accordingly, such expenses are included in the management fees discussed above - see "Business - Relationship with Servicing Company." The Corporation also leases lot space for its mobile home rentals from Halliday. These lot spaces are rented on a month to month basis and no contract or lease has been signed. During the respective periods ended December 31, 1998 and 1997, the Corporation paid lot rents of approximately $86,000 and $18,000 to Halliday.

         During the year ended December 31, 1998, the Corporation purchased a 25% interest in Parkwood Estates Mobile Home Park, L.C. which was formed to purchase and lease Parkwood Estates Mobile Home Park located in Hillsborough County, Florida. The purchase price was approximately $561,000. The remaining 75% interest is owned by Mr. Sutter. In addition, the Corporation has agreed to loan the Park up to $350,000 to fund cash flow needs, and as of December 31, 1998 had advanced $55,000 under this arrangement. These advances bear interest at 12.9%, are unsecured and have no specified repayment terms. As of July 31, 1999, the Corporation has advanced approximated $145,000 under this arrangement.

In addition, the Corporation periodically advances funds to other entities owned by Anthony Sutter. At December 31, 1998 and 1997, affiliate receivables consists of the following:


                                             1998                   1997
                                             ----                   ----

      The Servicing Company               $226,978
      Hidden Oaks Mobile Home Park           8,000                $ 2,000
      Regency Oaks Mobile Home Park          6,000
      Sterling Homes, Inc.                  16,300                 10,550
                                          --------                -------

         Total                            $257,278                $12,550
                                          ========                =======

With  the  exception  of  the  advance  to  the  Servicing  Company,   which  is
non-interest bearing, all of the advances bear interest at 12.9%, are unsecured and have no specified repayment terms.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORMS 8-K

Exhibits - Amended Servicing Agreement.

Financial Statement Schedules - None.

Reports on Form 8-K - None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                  By:       ____________________________________________________
                            Chief Executive Officer

Dated:  July 31, 1999


      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.


SIGNATURE                   TITLE                            DATE

                            Director, Chief  Accounting       July 31, 1999
                            Officer
----------------------------