Form 10QSB
period 1999-03-31
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 1999-11-16
CIK 1031279

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D. C. 20549

                                 FORM 10-QSB

 ( X )      Quarterly report pursuant to Section 13 or 15(d) of the
Securities and Exchange Act of 1934.

                For the quarterly period ended March 31, 1999.


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

                                YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of September 30, 1999

                             1,000 Common Shares


Transitional Small Business Disclosure Format:

                                YES ( ) NO (X)

                Sterling Financial Services of Florida I, Inc.

                             INDEX TO FORM 10-QSB


PART I.    FINANCIAL INFORMATION



Item 1.    Financial Statements (unaudited)

           Balance Sheets as of March 31, 1999 and December 31, 1998..........3

           Statements of Operations for the three-months ended March 31,
           1999 and 1998......................................................4

           Statement of Stockholders' Deficit for the three-months ended  March
           31, 1999...........................................................5

           Statements of Cash Flows for the three-months ended March 31,
           1999 and 1998......................................................6

           Notes to Financial Statements .....................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (including Year 2000 Issue and Cautionary
           Statement).........................................................9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................12
Item 2.    Changes in Securities ............................................12
Item 3.    Defaults Upon Senior Securities ..................................12
Item 4.    Submission of Matters to a Vote of Securities Holders ............12
Item 5.    Other Information.................................................13
Item 6.    Exhibits and Reports on Form 8-K..................................13

Signatures                                                                   13
















          STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          BALANCE SHEETS

-------------------------------------------------------------------

                                           March 31,      December
ASSETS                                       1999        31, 1998
------                                    (Unaudited)
                                           ---------     ----------

Cash and cash equivalents                $   519,402    $1,282,906
                                           ---------     ----------
Receivables:
Finance - net                              2,240,084     1,485,697
Mobile home floor plan                       420,486       182,007
Affiliate                                    166,544       257,278
Interest and fees                             43,218         8,920
                                          ----------     ---------
     Total receivables                     2,870,332     1,933,902
                                           ---------     ----------

Inventories                                 835,625        433,597
                                           ---------     ----------

Investment in and advances to
Parkwood Estates Mobile Home Park, L.C.     636,095        602,178
                                           ---------     ----------

Property and equipment - net                280,900        254,541
                                           ---------     ----------

Other assets:
Deferred debt issuance costs - net          564,833        514,999
Repossessed mobile homes                     62,569         85,417
                                           ---------     ----------
    Total other assets                      627,402        600,416
                                           ---------     ----------

TOTAL                                    $ 5,769,756   $ 5,107,540
                                           =========     ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                    $ 6,842,000   $ 5,974,000
Accrued and other liabilities                46,084         56,334
                                           ---------     ----------
  Total liabilities                        6,888,084     6,030,334
                                           ---------     ----------

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000
shares authorized, 1,000 shares issued        1,000          1,000
and outstanding
Deficit                                  (1,119,328)
                                                          (923,794)
                                           ---------     ----------
  Total stockholders' deicit             (1,118,328)      (922,794)
icit
                                           ---------     ----------

TOTAL                                    $ 5,769,756   $ 5,107,540
                                           =========     ==========


-------------------------------------------------------------------

See accompanying notes.

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)


--------------------------------------------------------------------------



                                             Three-Months      Three-Months
                                               Ended              Ended
                                              March 31,          March 31,
                                                1999               1998
                                             ------------      -----------

REVENUES:
Mobile home sales                          $     354,700
Interest and fee                                 153,709           24,341
Rental                                            30,230           19,180
Other                                                333            2,364
                                           --------------     ------------
      Total revenues                             538,972           45,885
                                           --------------     ------------


OPERATING EXPENSES:
Cost of mobile homes sold                        277,420
Management fees - Related Party                  158,396           48,701
Interest                                         205,969           58,849
Occupancy and equipment                           29,748           45,268
Professional fees                                 10,000            4,250
Equity in loss of Parkwood
Estates Mobile Home Park, L.C.                    11,686
Other                                             41,287           35,418
                                           --------------     ------------
    Total operating expenses                     734,506          192,486
                                           --------------     ------------

NET LOSS                                   $     195,534          146,601
                                           ==============     ============

LOSS PER COMMON SHARE                      $      195.53           146.60
                                           ==============     ============


--------------------------------------------------------------------------

See accompanying notes.








           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                 STATEMENT OF STOCKHOLDERS' DEFICIT

                             (Unaudited)

------------------------------------------------------------------------------

                                        Common Stock
                            Shares      Amount         Deficit         Total
                            --------  -----------     ----------      --------

Balances, December 31, 1998  1,000        1,000     $ (923,794)    $ (922,794)

Net loss for three-months
ended                                                 (195,534)      (195,534)
   March 31, 1999
                            --------  -----------    -----------   -----------
Balances, March 31, 1999      1,000   $    1,000     (1,119,328)   $(1,118,328)
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

               STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          STATEMENTS OF CASH FLOWS

                                (Unaudited)

-----------------------------------------------------------------------------

                                                Three-Months    Three-Months
                                                  Ended            Ended
                                                 March 31,        March 31,
                                                   1999             1998
                                                -----------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $ (195,534)    $    (146,601)

Adjustments to reconcile net loss to net cash
used in
   operating activities:
    Depreciation                                     6,619             6,446
    Amortization of deferred debt issuance          37,166            12,561
costs
    Equity in loss of Parkwood Estates              11,686
Mobile Home Park, L.C.
    Management fees - Related Party                157,889
    Increase in inventories                      (402,028)
    Increase in interest and fee receivables      (34,298)
    Increase (decrease) in accrued  and           (10,250)             6,578
other liabilities
                                                -----------     -------------

NET CASH USED IN OPERATING ACTIVITIES            (428,750)         (121,016)
                                                -----------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment              (32,978)          (31,066)
 Advances to Parkwood Estates Mobile Home         (45,603)
Park, L..C.
 Proceeds from sales of repossessed mobile         82,008
homes
 Finance and floor plan receivables            (1,254,859)         (219,818)
originated and purchased
 Repayments of finance and floor plan              202,833            51,128
receivables
                                                -----------     -------------

NET CASH USED BY INVESTING ACTIVITIES           (1,048,599)        (199,756)
                                                -----------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of secured notes          868,000          589,000
payable
  (Increase) decrease in affiliate                (67,155)              250
receivables
  Cash paid for deferred debt issuance costs      (87,000)          (51,300)
                                                -----------     -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES         713,845           537,950
                                                -----------     -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS          (763,504)          217,178

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  1,282,906           816,433
-----------------------------------------------------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 519,402      $  1,033,611
                                               ===========     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                   $ 168,803      $     46,288
                                               ===========     =============

-----------------------------------------------------------------------------
See accompanying notes.


                STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc, (the "Company") was incorporated under the laws of the state of Florida on January 3, 1997. The Company is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park ("Halliday") and has a 25% ownership interest in a mobile home park located in Hillsborough County, Florida (see Note E). The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of and for the year ended December 31, 1998 contained in its Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principals requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of the revenues and expenses during the reporting period may be affected by the estimates and assumptions that management is required to make. Estimates from management that are critical to the accompanying financial statements include the appropriate level or allowance for credit losses which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ significantly from management's estimates.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three-months ended March 31, 1999 and 1998 was 1,000.

Reclassifications

Certain   amounts  in  the  March  31,  1998  financial   statements  have  been
reclassified to conform with the March 31, 1999 presentation.


NOTE C - SECURED NOTES PAYABLE

Secured notes payable (the "Notes") bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The Notes are secured by a first lien on any assets acquired with the proceeds and may be prepaid in whole or

                                    -7-
in part at any time without premium or penalty. The Company had registered $9.9 million of Notes, and as of March 31, 1999 was continuing to offer the remaining $3,058,000 of Notes for sale. The offering terminated on June 30, 1999, at which time the Company had sold $9,818,000 of such notes (representing 99% of the offering). The notes were being offered on a "best-efforts" basis by broker-dealers, who are members of the National Association of Securities Dealers, Inc.


NOTE D - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
                   ACTIVITIES

During the three-months ended March 31, 1999, approximately $59,000 of finance receivables were reclassified to repossessed mobile homes when certain customers of the Company defaulted on their receivables.


NOTE E - RELATED PARTY TRANSACTIONS

Sterling Financial Services, Inc. ("SFS"), a related party by virtue of Anthony Sutter's ownership of SFS (Mr. Sutter is the Company's President and majority stockholder), manages the Company and provides all services in connection with the origination, purchase and servicing of receivables. As consideration for these services, the Company pays SFS for all of its expenses plus 20% of such expenses. Management fees expensed under this arrangement during the three-months ended March 31, 1999 and 1998 approximated $158,000 and $49,000, respectively. With respect to the former, the Company had effectively prepaid these amounts at December 31, 1999 by advancing SFS approximately $227,000 as of such date. Accordingly, during the quarter ended March 31, 1999, the Company reduced their receivable from SFS for the aforementioned management fees, and reflected this transaction as non-cash in the accompanying statement of cash flows. As of March 31, 1999, the Company had remaining advances to SFS of approximately $69,000; such amount is expected to be expensed as management fees in the second quarter of 1999.

During the quarter ended March 31, 1999, the Company advanced approximately $67,000 to Anthony Sutter and/or his affiliates. With the exception of the advance to SFS (see preceding paragraph) which is non-interest bearing, affiliate receivables bear interest at 12.9.%, are unsecured and contain no specified repayment terms as to principal and/or accrued interest.

The Company rents certain lot space for mobile home rental units it owns, and prior to April 1998 certain office space for its administrative operations, from Halliday, a related party by virtue of Anthony Sutter's ownership. In May 1998, SFS began to pay the rent on the administrative space and accordingly, the related rent expense is included in SFS expenses on which the Company pays management fees as discussed above. Total rent paid under these arrangements for the three-months ended March 31, 1999 and 1998 approximated $22,000 and $26,000, respectively.

During the three-months ended September 30, 1998, the Company purchased a twenty-five percent interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") for approximately $561,600; such entity was formed in August 1998 for the purpose of purchasing, selling and leasing Parkwood Estates Mobile Home Park. The remaining 75% interest is owned by Anthony Sutter. In addition to such investment, the Company has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under this arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms as to principal and/or interest. At March 31, 1999, the Company had advanced approximately $100,000 to Parkwood.

------------------------------------------------------------------------------





Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three-months ended March 31, 1999 and 1998 included with this Form 10-QSB.

The Company is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park ("Halliday"), and has a 25% ownership interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") which was formed in 1998 for the purpose of purchasing, and leasing Parkwood Mobile Home Park in Hillsborough County, Florida (the "Park"). Halliday and Parkwood are related to the Company by virtue of Anthony Sutters's majority ownership in the Company, Halliday and Parkwood. The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

Readers are referred to the Cautionary Statement at page 12, which addresses forward-looking statements made by the Company.

RESULTS OF OPERATIONS

During the three months ended March 31, 1999 and 1998, the Company generated revenues of approximately $539,000 and $46,000, respectively. This represented an increase of approximately 1000% or $493,000 and resulted substantially because the Company experienced significant growth in revenue generating assets in 1998 and during the first quarter of 1999. This increase was made possible by proceeds received from the sale of the Notes since December 31, 1997 when the Company was considered to be in the development stage. Because of the relatively small amount of revenues generated during the three-months ended March 31, 1998, this analysis does not include any additional discussion on such revenues.

Revenues generated during the three-months ended March 31, 1999 resulted substantially from sales of mobile homes, and interest and fee revenues of approximately $355,000 and $154,000, respectively. The Company generated margins of approximately 22% on sales of mobile homes; substantially all of which occurred at the Park, and management believes that sales of such homes, and related costs of sales, will continue to represent a significant portion of the Company's revenues and expenses for the foreseeable future. Interest and fee revenues consisted substantially of interest earned on finance receivables of approximately $106,000, interest earned on cash equivalents of approximately $12,000 and interest earned on mobile home floor plan receivables of approximately $21,000 (interest income on cash equivalents occurs because of the lag time between the receipt of proceeds from sale of the Notes and the date the funds were invested in finance and/or other interest bearing receivables). Interest earned on finance receivables increased significantly because of the related increase in finance receivables in 1998 and during the first quarter of 1999. In addition to interest and fee revenues, the Company generated approximately $30,000 of rental revenues from the rental of its mobile homes.

Operating expenses during the three months ended March 31, 1999 and 1998 approximated $735,000 and $192,000, respectively. This represented an increase of approximately 280% or $543,000 and resulted substantially because of the aforementioned growth in 1998 and the first quarter of 1999. The Company's revenues grew at a faster pace than its expenses because certain expenses are fixed and therefore did not increase significantly. In addition to the cost of mobile homes sold discussed above, significant operating expenses arose from management fees charged by SFS and interest paid on the Notes. Management fees approximated $158,000 for the three months ended March 31, 1999 as compared to approximately $49,000 for the corresponding period of the preceding fiscal year. This increase of approximately 220% or $109,000 resulted because SFS required additional personnel and expenses to originate and service the Company's finance and mobile home floor plan receivables, as well as to manage the Company's operations.

Interest expense increased from approximately $59,000 for the quarter ended March 31, 1998 to approximately $206,000 for the quarter ended March 31, 1999. This represented an increase of approximately $147,000 or 250%. Interest expense arose from interest on the Notes of approximately $169,000 and $46,000 and amortization of deferred debt issuance costs of approximately $37,000 and $13,000, for the respective quarters ended March 31, 1999 and 1998 (the amortization costs represent non-cash expenses and arise from commissions and other costs incurred to sell the Notes). The significant increase in interest expense resulted from the corresponding increases in the Notes and related deferred debt issuance costs.

Occupancy and equipment expenses declined from approximately $45,000 during the quarter ended March 31, 1998 to approximately $30,000 during the quarter ended March 31, 1999. This decline resulted partially because the Company was paying rent expense of approximately $2,200 a month to Halliday until April 1998, at which time such expenses were paid to SFS in accordance with the Servicing Agreement between the entities. Accordingly, rent expenses subsequent to April 1998 are effectively included in management fees paid to SFS. In addition, March 31, 1998 occupancy expense included repairs and maintenance of approximately $12,000 arising from costs incurred on mobile home rentals; no such expenses were incurred during the quarter ended March 31, 1999. With respect to the Company's rental homes, the Company rents lot space from Halliday. In connection therewith, the Company paid lot rent of approximately $22,000 and $19,000 to Halliday during the quarters ended March 31, 1999 and 1998, respectively.

 The March 31, 1999 results of operations also included recognition of the Company's loss of approximately $12,000 in Parkwood. This amount represents 25% (the Company's ownership percentage) of the total loss generated by Parkwood during such quarter.

There were no other individual expenses of significance for either of the quarters ending March 31, 1999 or 1998.
 .
The net losses for the respective quarters ended March 31, 1999 and 1998 approximated $196,000 and $147,000, respectively; such losses occurred because the Company's interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.


LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of approximately $429,000 and $121,000 during the respective quarters ended March 31, 1999 and 1998, respectively. The increase was attributable to the purchase of mobile home inventories having a cost of approximately $402,000, which mobile homes are being sold at the Park. In addition, cash of approximately $27,000 and $121,000 (net losses adjusted for revenues and expenses which did not affect cash) was used to fund the respective net losses for the quarters ended March 31, 1999 and 1998.

Investing activities used cash of approximately $1,049,000 and $200,000 during the respective quarters ended March 31, 1999 and 1998. This increase of approximately $849,000 or 425% resulted primarily from increased lending activity made possible by proceeds received from the sale of the Notes. Net cash (originations less repayments) invested in finance and floor plan receivables approximated $1,052,000 during the quarter ended March 31, 1999 as compared to $169,000 for the quarter ended March 31, 1998 (an increase of approximately $883,000 or 525%). The Company is attempting to limit its exposure to risk resulting from interest rate spread by investing funds in interest bearing receivables as proceeds are received from the Notes since the cost of such Notes is significantly higher than the yield on cash and cash equivalents.

In addition, during the quarter ended March 31, 1999, the Company advanced approximately $46,000 to Parkwood. This advance resulted from an arrangement between the Company and Parkwood, whereby the Company has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under this arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms for the principal and/or accrued interest.




The  above  investment   outlays  for  the  quarter  ended  March  31,  1999  of
approximately $929,000 were partially offset by proceeds received from sales of repossessed mobile homes of approximately $82,000.

Cash used by operating and financing activities was funded by financing activities which generated net cash inflows of approximately $714,000 and $538,000 for the respective quarters ended March 31, 1999 and 1998. Cash inflows from financing activities resulted from net proceeds received from the sale of Notes (principal amount less cash paid for deferred debt issuance costs) of approximately $781,000 and $538,000 for the respective quarters ended March 31, 1999 and 1998. Through June 30, 1999 (the termination date of the offering), the Company was offering subscriptions for a maximum of 9,900 Notes in the principal amount of $1,000 each. The Notes bear simple interest at 10.5% (interest is payable monthly) and are payable in full on June 30, 2002. As of March 31, 1999, the Company had sold $6,842,000 of Notes; subsequently through June 30, 1999, additional Notes of $2,976,000 were sold. Accordingly, the Company sold $9,818,000 of Notes or approximately 99% of the Notes offered to the public. Because debt issuance costs approximated 10% of the Notes sold, net proceeds to the Company approximated $8,800,0000 in total. The Notes are secured by a first lien on the assets acquired with proceeds generated from their sale, and may be prepaid in whole or in part at any time.

The only other cash used by financing activities resulted from advances of approximately $67,000 to Anthony Sutter and/or his affiliates. These advances are unsecured, bear interest at 12.9% per annum and contain no specified repayment terms as to principal or interest.

The net impact of the above operating, investing and financing activities was that cash and cash equivalents increased by approximately $217,000 during the quarter ended March 31, 1998 and decreased by approximately $764,000 during the quarter ended March 31, 1999.

The Company believes that it will be able to satisfy its cash requirements for the foreseeable future if it does not expand its business by originating additional finance receivable contracts and/or making other investments. However, in order for the Company to continue to expand its dealer base and portfolio of finance receivable contracts, and to ultimately pay the Notes in full, the Company will have to generate significant cash from operations and/or secure additional capital resources (i.e. other debt or equity). No assurance can be given that the Company will generate profitable results of operations or that additional capital resources will be available, or available on reasonable terms. Also, if the Company is unable to originate finance receivable contracts in an amount and at a pace that approximates the amount and the pace that capital is raised through the issue of the Notes, the interest earned on the capital raised will not be sufficient to cover the cost of the interest on the Notes.

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

The Company has not incurred any costs to date related to Year 2000 compliance nor does it believe that its cost of conversion will be significant because of the installation of new systems that are represented to be fully Year 2000 compliant. The Company believes the costs to transition its remaining systems to Year 2000 compliance will not have a material effect on its financial position or results of operations.

The Company has not deferred any information technology projects to address the Year 2000 issue. In addition to internal Year 2000 activities, the Company will communicate with others with which their systems interface or on which they rely to determine the extent to which those companies are addressing their Year 2000 compliance. There

                                    -11-
can be no assurance that there will not be an adverse effect on the Company, if third parties, such as utility companies or mobile home suppliers, do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. However, management believes that ongoing communication with, and assessment of, these third parties will minimize these risks. Although the Company anticipates minimal business disruption will occur as a result of Year 2000 issues, possible consequences include, but are not limited to, loss of electric power, inability to process transactions or engage in similar business activities.

To date, the Company has not established a contingency plan for possible Year 2000 issues. Where needed, the Company will establish contingency plans based on assessment of outside risks and actual testing experience with suppliers. It is not anticipated that a contingency plan will need to be developed as manual processes mitigate outside risks. The cost of the conversion and the completion dates are based on management's best estimates and may be updated, as additional information becomes available.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's liquidity and capital resources; (ii) its financing opportunities and plans and (iii) its future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of the Company to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of the Company to successfully develop its products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of the Company to successfully conduct its business in new markets; and (vii) other risks including those identified in the Company's filings with the SEC. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB, to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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





----------------------------              --------------------------------
Date                                      Anthony A. Sutter, President and
                                          Chief Accounting Officer

------------------------------------------------------------------------------