Form 10QSB
period 1999-06-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 2000-01-31
CIK 1031279

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended June 30, 1999.


 (    )  Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .



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

                                 YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of October 31, 1999

                               1,000 Common Shares


Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                 Sterling Financial Services of Florida I, Inc.

                              INDEX TO FORM 10-QSB


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Balance Sheets as of June 30, 1999 and December 31, 1998.............  3

        Statements of Operations for the three and six-months ended June 30,
           1999 and 1998.....................................................  4

        Statement of Stockholders' Deficit for the six-months ended June 30,
           1999..............................................................  5

        Statements of Cash Flows for the three and six-months ended June 30,
           1999 and 1998 ....................................................  6

        Notes to Financial Statements .......................................  7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations(including Year 2000 Issues and Cautionary Statement). 9

PART II.OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 14
Item 2. Changes in Securities................................................ 14
Item 3. Defaults Upon Senior Securities...................................... 14
Item 4. Submission of Matters to a Vote of Securities Holders................ 14
Item 5. Other Information.................................................... 14
Item 6. Exhibits and Reports on Form 8-K..................................... 14

Signatures

                         STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                         BALANCE SHEETS

-----------------------------------------------------------------------------

                                                               June 30,
                                                                1999               December 31,
ASSETS                                                        Unaudited                1998
                                                            --------------        ---------------
Cash and cash equivalents                                 $     1,883,896              1,282,906
                                                         -----------------       ----------------

Receivables:
Finance-net                                                     3,013,964              1,485,697
Mobile home floor plan                                            392,601                182,007
Affiliate                                                          98,655                257,278
Interest and fees                                                  20,134                  8,920
                                                                                 ----------------
                                                         -----------------
     Total receivables                                          3,525,354              1,933,902
                                                         -----------------       ----------------

Inventories                                                     1,242,003                433,597
                                                         -----------------       ----------------

Investment in and advances to Parkwood Estates
Mobile Home Park, L.C.                                            652,766                602,178
                                                         -----------------       ----------------

Property and equipment - net                                      244,329                254,541
                                                         -----------------       ----------------
                                                         -----------------       ----------------

Other assets:
Software not yet placed in service                                 42,223
Deferred debt issuance costs - net                                812,850                514,999
Repossessed mobile homes                                          153,866                 85,417
                                                         -----------------       ----------------
    Total other assets                                          1,008,939                600,416
                                                         -----------------       ----------------

TOTAL                                                     $     8,557,287              5,107,540
                                                         =================       ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                                     $     9,818,000              5,974,000
Due to Sterling Financial Services                                 80,989
Accrued and other liabilities                                      70,884                 56,334
                                                         -----------------       ----------------
    Total liabilities                                           9,969,873              6,030,334
                                                         -----------------       ----------------

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000 shares authorized,
    1,000 shares issued and outstanding                             1,000                  1,000
Deficit                                                       (1,413,586)              (923,794)
                                                         -----------------       ----------------
     Total stockholders' deficit                              (1,412,586)              (922,794)
                                                         -----------------       ----------------

TOTAL                                                     $     8,557,287              5,107,540
                                                         =================       ================

------------------------------------------------------------------------------

See accompanying notes.

                                STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                           STATEMENTS OF OPERATIONS

                                                  (Unaudited)

--------------------------------------------------------------------------------

                                          Three-Months        Three-Months       Six-Months       Six-Months
                                             Ended               Ended             Ended            Ended
                                          June 30, 1999      June 30, 1998      June 30,1999    June 30, 1998
                                         ----------------- ------------------- --------------- -----------------
REVENUES:
Mobile home sales                               $ 335,825                            $690,525
Interest and fees                                 128,641             $65,211         282,350       $    89,552
Rental income                                      33,139              24,437          63,369            43,317
Other                                               2,186               1,080           2,519             3,745
                                         ----------------- -------------------  -------------  ----------------
      Total revenues                              499,791              90,728       1,038,763           136,614
                                         ----------------- ------------------- --------------- -----------------


OPERATING EXPENSES:
Cost of mobile homes sold                         263,239                             540,659
Management fees - Related Party                   150,078              88,488         308,474           137,189
Interest                                          256,952             102,579         462,921           161,428
Occupancy and equipment                            29,240              35,392          58,988            80,660
Professional fees                                  40,500              10,763          50,500            15,013
Equity in loss of Parkwood Estates
Mobile Home Park, L.C.                              7,726                              19,412
Other                                              46,314             (1,310)          87,601            34,109
                                         ----------------- ------------------- --------------- -----------------
    Total operating expenses                      794,049             235,912       1,528,555           428,399
                                         ----------------- ------------------- --------------- -----------------

NET LOSS                                       $(294,258)          $(145,184)       $(489,792)       $(291,785)
                                         ================= =================== =============== =================

LOSS PER COMMON SHARE                           $(294.26)           $(145.18)        $(489.79)        $(291.79)
                                         ================= =================== =============== =================


----------------------------------------------------------------------------

See accompanying notes.


                                                                  -4-

                           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                 STATEMENT OF STOCKHOLDERS' DEFICIT

-------------------------------------------------------------------------------

                                                Common Stock
                                          Shares           Amount                 Deficit               Total
                                        ------------   ----------------        --------------        -------------

Balances, December 31, 1998                   1,000  $           1,000       $     (923,794)       $    (922,794)

Net loss for the six months ended
   June 30, 1999 (unaudited)                                                       (489,792)            (489,792)
                                        ------------   ----------------      ----------------     ----------------

Balances, June 30, 1999 (unaudited)           1,000  $           1,000       $   (1,413,586)       $  (1,412,586)
                                        ============   ================      ================     ================




-----------------------------------------------------------------------------


See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                   Three-Months     Three-Months     Six-Months       Six-Months
                                                                       Ended           Ended            Ended           Ended
                                                                   June 30, 1999   June 30, 1998   June 30, 1999    June 30, 1998
                                                                  ---------------- --------------- ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(294,258)      $(145,184)       $(489,792)  $(291,785)

  Adjustments to reconcile net loss to net cash used in
operating
    activities:
    Depreciation                                                            6,620           6,446           13,239          12,892
    Amortization and write off of deferred debt issuance costs             49,583          21,189           86,749          33,750
    Management Fees - Related Party                                        69,089                          226,978
    Equity in loss of Parkwood Estates Mobile Home Park, L.C.               7,726                           19,412
    Increase in inventories                                             (406,378)                        (808,406)
    Increase in interest and fee receivables                              (6,119)                         (11,214)
    Increase in due to Sterling Financial Services                         80,989                           80,989
    Increase in accrued and other liabilities                              24,800          21,893           14,550          28,471
                                                                  ---------------- ---------------  --------------- ----------------

NET CASH USED IN OPERATING ACTIVITIES                                   (467,948)        (95,656)        (867,495)       (216,672)
                                                                  ---------------- --------------- ---------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment and software not yet
    Placed in service                                                    (12,272)        (37,164)         (45,250)        (68,230)
  Advances to Parkwood Estates Mobile Home Park, L.C.                    (24,397)                         (70,000)
  Proceeds of sales of repossessed mobile homes                            50,743                          132,751
  Net increase in finance receivables                                   (886,717)       (444,940)      (1,729,467)       (563,130)
  Net decrease (increase) in mobile home floor plan  receivables          27,885        (54,526)        (210,594)        (105,026)
                                                                  ---------------- --------------- ---------------- ---------------
NET CASH USED BY INVESTING ACTIVITIES                                   (844,758)       (536,630)      (1,922,560)       (736,386)
                                                                  ---------------- --------------- ---------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of secured notes payable                       2,976,000       1,602,000        3,844,000       2,191,000
  (Increase) decrease in affiliate receivables                            (1,200)                         (68,355)             250
  Cash paid for deferred debt issuance costs                            (297,600)       (167,001)        (384,600)       (218,301)
                                                                  ---------------- --------------- ---------------- ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               2,677,200       1,434,999        3,391,045       1,972,949
                                                                  ---------------- --------------- ---------------- ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               1,364,494         802,713          600,990       1,019,891

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                 519,402       1,033,611        1,282,906         816,433
                                                                  ---------------- --------------- ---------------- ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $1,883,896      $1,836,324       $1,883,896      $1,836,324
                                                                  ================ =============== ================ ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                            $207,369      $  81,390          $376,172      $  127,678
                                                                  ================ =============== ================ ===============

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

                           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


-------------------------------------------------------------------------------

NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc, (the "Company") was incorporated under the laws of the state of Florida on January 3, 1997. The Company is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park ("Halliday") and has a 25% ownership interest in a mobile home park located in Hillsborugh County, Florida (see Note D). The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Form 10-KSB.

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

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three and six-month periods ended June 30, 1999 and 1998 was 1,000.

Reclassifications

Certain amounts in the June 30, 1998 financial statements have been reclassified to conform with the June 30, 1999 presentations.

NOTE C - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes, which may be prepaid in whole or in part at any time without premium or penalty, are secured by a first lien on any assets acquired with the proceeds. The Company had registered $9.9 million of such notes and as of June 30, 1999 (the termination date of the offering) had sold $9,818,000 of such notes. Broker-dealers, who are members of the National Association of Securities Dealers, Inc, were offering the notes on a "best-efforts" basis.

NOTE D - RELATED PARTY TRANSACTIONS

Sterling Financial Services, Inc. ("SFS"), a related party by virtue of Anthony Sutter's ownership of SFS (Mr. Sutter is the Company's President and majority stockholder), manages the Company and provides all services in connection with the origination, purchasing and servicing of receivables. As consideration for these services, the Company pays SFS for all of its expenses plus 20%. Management fees expensed under this arrangement during the three and six-months periods ended June 30, 1999 and 1998 are reflected as Management fees - Related Party in the accompanying statements of operations.

At December 31, 1998, the Company had effectively prepaid a significant portion of management fee expense for the three and six-month periods ended June 30, 1999 by advancing SFS approximately $227,000 as of December 31, 1998. As a result of such prepayment, during the quarters ended March 31, and June 30, 1999, the Company reduced their receivable from SFS by approximately $158,000 and $69,000, respectively.

During the six-months ended June 30, 1999, the Company advanced approximately $137,000 to Anthony Sutter and/or his affiliates (including Parkwood Estates Mobile Home Park, L.C. discussed below) . With the exception of the advance to SFS (see preceding paragraph) which is non-interest bearing, affiliate receivables bear interest at 12.9%, are unsecured and contain no specified repayment terms as to principal and/or accrued interest.

The Company rents certain lot space for mobile home rental units it owns, and prior to April 1998 certain office space for its administrative operations, from Halliday, a related party by virtue of Anthony Sutter's ownership. In May 1998, SFS began to pay the rent on the administrative space and accordingly, the related rent expense is included in SFS expenses on which the Company pays management fees as discussed above. Total rent paid under these arrangements for the three and six-months ended June 30, 1999 and 1998 was approximately as follows:
                                         June 30, 1999             June 30, 1998
                                         -------------             -------------

         Three-Months Ended                 $22,900                     $22,200
         Six-Months Ended                   $45,800                     $48,600

During the three-months ended September 30, 1998, the Company purchased a twenty-five percent interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") for approximately $561,600; such entity was formed in August 1998 for the purpose of purchasing, selling and leasing Parkwood Estates Mobile Home Park. The remaining 75% interest is owned by Anthony Sutter. In addition to such investment, the Company has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under this arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms as to principal and/or interest. At June 30, 1999 the Company had advanced approximately $125,000 under this arrangement, of which $70,000 was advanced during the six-months ended June 30, 1999.

NOTE E - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the respective three and six-month periods ended June 30, 1999, approximately $142,200 and $201,200 of finance receivables were reclassified to repossessed mobile homes when certain customers of the Company defaulted on their finance receivables.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three and six-months ended June 30, 1999 and 1998 included with this Form 10-QSB.

The Company is primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. The Company also owns and rents mobile homes located in the Halliday Village Mobile Home Park ("Halliday") and has a 25% ownership interest in Parkwood Estates Mobile Home Park, L. C. ("Parkwood") which was formed in 1998 for the purpose of purchasing and leasing Parkwood Mobile Home Park in Hillsborough County, Florida (the "Park"). Halliday and Parkwood are related to the Company by virtue of Anthony Sutter's majority ownership in the Company, Halliday and Parkwood. The Company's operations are located in Tampa, Florida and substantially all of its customers are Florida residents.

Readers are referred to the Cautionary Statement at page 12, which addresses forward-looking statements made by the Company.

RESULTS OF OPERATIONS

Three-Months Ended June 30, 1999 and 1998

During the three months ended June 30, 1999 and 1998, the Company generated revenues of approximately $499,800 and $90,700, respectively. This represented an increase of approximately 450% or $409,100 and resulted substantially because the Company experienced significant growth in revenue generating assets in the last six-months of 1998 and during the first six-months of 1999. This increase was made possible by proceeds received from the sale of the Notes. Because of the relatively small amount of revenues generated during the three-months ended June 30, 1998, this analysis does not include any additional discussion on such revenues.

Revenues generated during the three-months ended June 30, 1999 resulted substantially from sales of mobile homes, and interest and fee revenues of approximately $335,800 and $128,700, respectively. The Company generated margins of approximately 22% on sales of mobile homes; substantially all of which occurred at the Park, and management believes that sales of such homes, and related costs of sales, will continue to represent a significant portion of the Company's revenues and expenses for the foreseeable future. Interest and fee revenues consisted substantially of interest and fees earned on finance receivables, cash equivalents and mobile home floor plan receivables (interest income on cash equivalents occurs because of the lag time between the receipt of proceeds from sale of the Notes and the date the funds were invested in finance and/or other interest bearing receivables). Interest earned on finance receivables increased significantly because of the related increase in finance receivables since June 30, 1998. In addition to interest and fee revenues, the Company generated approximately $33,100 of rental revenues from the rental of its mobile homes.

Operating expenses during the three months ended June 30, 1999 and 1998 approximated $794,000 and $235,900, respectively. This represented an increase of approximately 235% or $558,100 and resulted substantially because of the aforementioned growth in 1998 and the first six-months of 1999. The Company's revenues grew at a faster pace than its expenses because certain expenses are fixed and therefore did not increase significantly. In addition to the cost of mobile homes sold discussed above, significant operating expenses arose from management fees charged by SFS and interest paid on the Notes.

Management fees approximated $150,100 for the three-months ended June 30, 1999 as compared to approximately $88,500 for the corresponding period of the preceding year. This increase of approximately 70% or $61,600 resulted because SFS required additional personnel and expenses to originate and service the Company's finance and mobile home floor plan receivables, as well as to manage the Company's operations.

Interest expense increased to approximately $257,000 for the quarter ended June 30, 1999 from approximately $102,600 for the quarter ended June 30, 1998. This represented an increase of approximately $154,400 or 150%. Interest expense for the respective quarters ended June 30, 1999 and 1998 consisted of interest paid to the Note holders of approximately $207,400 and $81,400 and amortization of deferred debt issuance costs of approximately $49,600 and $21,100, respectively (the amortization is a non-cash expense and arises from commissions and other costs incurred to sell the Notes). The significant increase in interest expense resulted from the corresponding increases in the Notes and related deferred debt issuance costs.

Occupancy and equipment expenses approximated $29,200 and $35,400 for the respective quarters ended June 30, 1999 and 1998, respectively. This decline resulted substantially because the Company was paying rent expense of approximately $2,200 a month to Halliday until April 1998, at which time such expenses were paid to SFS in accordance with the Servicing Agreement between the entities. Accordingly, rent expenses subsequent to April 1998 are effectively included in management fees paid to SFS. With respect to the Company's rental homes, the Company rents lot space from Halliday. In connection therewith, the Company paid lot rent of approximately $22,900 and $22,200 to Halliday during the quarters ended June 30, 1999 and 1998, respectively.

The June 30, 1999 results of operations also included recognition of the Company's loss of approximately $7,800 in Parkwood. This amount represents 25% (the Company's ownership percentage) of the total loss generated by Parkwood during such quarter.

There were no other individual expenses of significance for either of the quarters ending June 30, 1999 and 1998.

The net losses for the respective quarters ended June 30, 1999 and 1998 approximated $294,200 and $145,200, respectively; such losses occurred because the Company's interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.

Six-Months Ended June 30, 1999 and 1998

During the six-months ended June 30, 1999 and 1998, the Company generated revenues of approximately $1,038,800 and $136,600, respectively. This represented an increase of approximately 660% or $902,200 and resulted substantially because the Company experienced significant growth in revenue generating assets in the last six-months of 1998 and during the first six-months of 1999. This increase was made possible by proceeds received from the sale of the Notes. Because of the relatively small amount of revenues generated during the six-months ended June 30, 1998, this analysis does not include any additional discussion on such revenues.

Revenues generated during the six-months ended June 30, 1999 resulted substantially from sales of mobile homes, and interest and fee revenues of approximately $690,500 and $282,400, respectively. The Company generated margins of approximately 22% on sales of mobile homes; substantially all of which occurred at the Park, and management believes that sales of such homes, and related costs of sales, will continue to represent a significant portion of the Company's revenues and expenses for the foreseeable future. Interest and fee revenues consisted substantially of interest and fees earned on finance receivables, cash equivalents and mobile home floor plan receivables (interest income on cash equivalents occurs because of the lag time between the receipt of proceeds from sale of the Notes and the date the funds were invested in finance and/or other interest bearing receivables). Interest earned on finance receivables increased significantly because of the related increase in finance receivables since June 30, 1998. In addition to interest and fee revenues, the Company generated approximately $63,400 of rental revenues from the rental of its mobile homes.

Operating expenses during the six-months ended June 30, 1999 and 1998 approximated $1,528,600 and $428,400, respectively. This represented an increase of approximately 257% or $1,100,200 and resulted substantially because of the aforementioned growth in 1998 and the first six-months of 1999. The Company's revenues grew at a faster pace than its expenses because certain expenses are fixed and therefore did not increase significantly.

 In addition to the cost of mobile homes sold discussed above, significant operating expenses arose from management fees charged by SFS and interest paid on the Notes. Management fees approximated $308,500 for the six- months ended June 30, 1999 as compared to approximately $137,100 for the corresponding period of the preceding fiscal year. This increase of approximately 125% or $171,400 resulted because SFS required additional personnel and expenses to originate and service the Company's finance and mobile home floor plan receivables, as well as to manage the Company's operations.

Interest expense increased to approximately $462,900 for the six-months ended June 30, 1999 from approximately $161,400 for the six-months ended June 30, 1998. This represented an increase of approximately $301,500 or 185%. Interest expense for the respective six-month periods ended June 30, 1999 and 1998 consisted of cash outlays of approximately $376,200 and $127,700 on the Notes and amortization of deferred debt issuance costs of approximately $86,700 and $33,800, respectively (the amortization costs represent non-cash expenses and arise from commissions and other costs incurred to sell the Notes). The significant increase in interest expense resulted from the corresponding increases in the Notes and related deferred debt issuance costs.

Occupancy and equipment expenses approximated $59,000 and $80,700 for the respective six-months ended June 30, 1999 and 1998, respectively. This decline resulted substantially because the Company was paying rent expense of approximately $2,200 a month to Halliday until April 1998, at which time such expenses were paid to SFS in accordance with the Servicing Agreement between the entities. Accordingly, rent expenses subsequent to April 1998 are effectively included in management fees paid to SFS. In addition, June 30, 1998 occupancy expense included repairs and maintenance of approximately $12,000 arising from costs incurred on mobile home rentals; no such expenses were incurred during the six-months ended June 30, 1999. With respect to the Company's rental homes, the Company rents lot space from Halliday. In connection therewith, the Company paid lot rent of approximately $45,800 and $248,600 to Halliday during the six-month periods ended June 30, 1999 and 1998, respectively.

The June 30, 1999 results of operations also included recognition of the Company's loss of approximately $19,400 in Parkwood. This amount represents 25% (the Company's ownership percentage) of the total loss generated by Parkwood during such quarter.

There were no other individual expenses of significance for either of the six-months periods ended June 30, 1999 and 1998. . The net losses for the respective six-month periods ended June 30, 1999 and 1998 approximated $489,800 and $291,800, respectively; such losses occurred because the Company's interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

Three and Six-Months Ended June 30, 1998

Operating activities during the three and six months ended June 30, 1999 used cash of approximately $467,900 and $867,500, respectively as compared to net cash used by operating activities of approximately $95,700 and $216,700, for the respective three and six-months ended June 30, 1998. This cash was primarily used to fund the aforementioned net losses less non-cash expenses which did not require the outlay of cash during such reporting periods, and to purchase mobile home park inventories which are being sold at the Park.

Investing activities during the three and six-months ended June 30, 1999 used cash of approximately $844,800 and $1,922,600, respectively as compared to net cash used by such activities of approximately $536,700 and $736,400 during the corresponding periods of the preceding year. This represented increases of approximately $308,100 and $1,186,200 for the respective three and six-months ended June 30, 1999, and resulted primarily from increased lending activity made possible by proceeds received from the sale of the Notes. The net increases in finance and floor plan receivables approximated $859,000 and $1,940,100 for the respective three and six-month periods ended June 30, 1999 as compared to $444,900 and $563,100 for the corresponding periods of the preceding fiscal year. The Company is attempting to limit its exposure to risk resulting from interest rate spread by investing funds in interest bearing receivables as proceeds are received from the Notes since the cost of such Notes is significantly higher than the yield on cash and cash equivalents.

In addition, during the three and six-months ended June 30, 1999, the Company advanced approximately $24,400 and $70,000, respectively to Parkwood. This advance resulted from an arrangement between the Company and Parkwood, whereby the Company has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under this arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms for the principal and/or accrued interest.

The only other investing cash outlays of significance arose from the net increase in property and equipment, and software not yet placed in service, which approximated $12,300 and $45,200 for the three and six-months ended June 30, 1999 as compared to expenditures of approximately $37,200 and $68,200 for the respective three and six-months ended June 30, 1998. The 1999 increases resulted substantially because the Company has engaged a software consultant to develop software for use in its operations.

The above investment outlays for the three and six-months ended June 30, 1999 were partially offset by proceeds received from sales of repossessed mobile homes of approximately $50,700 and $132,800, respectively.

Cash used by operating and financing activities was funded by financing activities which generated net cash inflows of approximately $2,677,200 and $1,435,000 for the respective three-month periods ended June 30, 1999 and 1998 and $3,391,000 and $1,972,900 for the respective six-month ended June 30, 1999 and 1998. These cash inflows resulted almost exclusively from net proceeds received from the sale of Notes (principal amount less cash paid for deferred debt issuance costs). Through June 30, 1999 (the termination date of the offering), the Company was offering subscriptions for a maximum of 9,900 Notes in the principal amount of $1,000 each. The Notes bear simple interest at 10.5% (interest is payable monthly) and are payable in full on June 30, 2002. As of June 30, 1999, the Company had sold $9,818,000 of Notes or approximately 99% of the Notes offered to the public. Because debt issuance costs approximated 10% of the Notes sold, net proceeds to the Company approximated $8,800,0000 in total. The Notes are secured by a first lien on the assets acquired with proceeds generated from their sale, and may be prepaid in whole or in part at any time.

The only other significant cash used by financing activities resulted from advances of approximately $68,400 to Anthony Sutter and/or his affiliates during the six-months ended June 30, 1999. These advances are unsecured, bear interest at 12.9% per annum and contain no specified repayment terms as to principal or interest.

The net impact of the above operating, investing and financing activities was that cash and cash equivalents increased by approximately $1,365,000 and $802,800 for the respective three-month periods ended June 30, 1999 and 1998, and $601,000 and $1,019,900 for the respective six-month periods ended June 30, 1999 and 1998.

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