Form 10QSB
period 1999-09-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 2000-03-03
CIK 1031279

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D. C. 20549

                                   FORM 10-QSB

 ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

               For the quarterly period ended September 30, 1999.

 (    )  Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to ____________ .



                        Commission File Number: 333-06328

                 Sterling Financial Services of Florida I, Inc.

               (Exact Name of Registrant as Specified in Its Charter)

          Florida                                             65-0716464
          -------                                            -----------
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

                                 YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of February 15, 2000

                               1,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)


                 Sterling Financial Services of Florida I, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Balance Sheets as of September 30, 1999 and December 31,1998.....     3

        Statements of Operations for the three and nine-months ended
          September 30, 1999 and 1998....................................     4

        Statement of Stockholders' Deficit for the nine-months ended
          September 30, 1999.............................................     5

        Statements of Cash Flows for the three and nine-months ended
          September 30, 1999 and 1998....................................     6

        Notes to Financial Statements....................................     7

Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations (including Year 2000 Issues and
          Cautionary Statement)..........................................     9

PART II.OTHER INFORMATION

Item 1. Legal Proceedings................................................    14
Item 2. Changes in Securities............................................    14
Item 3. Defaults Upon Senior Securities..................................    14
Item 4. Submission of Matters to a Vote of Securities Holders............    14
Item 5. Other Information................................................    14
Item 6. Exhibits and Reports on Form 8-K.................................    14

Signatures
                                      -2-

                         STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                                         BALANCE SHEETS

--------------------------------------------------------------------------------

                                                             September
                                                              30, 1999             December 31,
ASSETS                                                       (Unaudited)               1998
------                                                      --------------        ---------------
Cash and cash equivalents                                 $     1,363,677          $   1,282,906
                                                          -----------------       ----------------

Receivables:
Finance-net                                                     3,331,953              1,485,697
Mobile home floor plan                                            331,335                182,007
Affiliate                                                          98,655                257,278
Interest and fees                                                  66,560                  8,920
                                                          ----------------       -----------------
     Total receivables                                          3,828,503              1,933,902
                                                          ----------------       ----------------

Inventories                                                     1,291,683                433,597
                                                           ---------------       ----------------

Investment in and advances to Parkwood
    Estates Mobile Home Park, L.C.                                728,564                602,178
                                                         -----------------       ----------------

Property and equipment - net                                      300,798                254,541
                                                         -----------------       ----------------

Other assets:
Software not yet placed in service                                 69,115
Deferred debt issuance costs - net                                760,757                514,999
Repossessed mobile homes                                          118,369                 85,417
                                                         -----------------       ----------------
     Total other assets                                           948,241                600,416
                                                         -----------------       ----------------

TOTAL                                                     $     8,461,466              5,107,540
                                                         =================       ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Secured notes payable                                     $     9,943,000              5,974,000
Due to Sterling Financial Services                                 80,989
Accrued and other liabilities                                      89,489                 56,334
                                                         -----------------       ----------------
     Total liabilities                                         10,113,478              6,030,334
                                                         -----------------       ----------------

STOCKHOLDERS' DEFICIT

Common stock, no par value, 10,000 shares authorized,
    1,000 shares issued and outstanding
                                                                   1,000                  1,000
Deficit                                                       (1,653,012)              (923,794)
                                                         -----------------       ----------------
     Total stockholders' deficit                              (1,652,012)              (922,794)
                                                         -----------------       ----------------

TOTAL                                                     $     8,461,466              5,107,540
                                                         =================       ================

-------------------------------------------------------------------------------------------------

See accompanying notes.

                                STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                          STATEMENTS OF OPERATIONS

                                                  (Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                          Three-Months        Three-Months     Nine-Months Ended     Nine-Months
                                             Ended               Ended           September 30,          Ended
                                            September      September 30, 1998        1999         September 30, 1998
                                            30, 1999
                                         ----------------- ------------------- ------------------ -------------------
                                                                                                         REVENUES:

Mobile home sales                                $470,069                             $1,160,594
Interest and fees                                 215,997         $    74,892            498,347           $ 164,444             $
Rental income                                      28,357              27,203             91,726              69,520
Other                                                 100                 174              2,619               4,919
                                         -----------------  -------------------       ------------          --------
      Total revenues                              714,523             102,269          1,753,286             238,883
                                         -----------------  -------------------       ------------          --------


OPERATING EXPENSES:

Cost of mobile homes sold                         374,792                                915,451
Management fees - Related Party                   139,973             145,000            448,447             282,190
Interest                                          322,186             142,619            785,107             304,046
Occupancy and equipment                            29,105              36,372             88,093             117,033
Professional fees                                   9,325              16,739             59,825              31,752
Equity in loss of Parkwood Estates
   Mobile Home Park, L.C.                           9,662               3,607             29,074               3,607
Other                                              68,907               6,609            156,507              40,717
                                         ----------------- -------------------        ------------          --------
    Total operating expenses                      953,950             350,946          2,482,504             779,345
                                         ----------------- -------------------        ------------          --------

NET LOSS                                       $(239,427)          $(248,677)         $(729,218)          $(540,462)
                                         ================= =================== ================== ===================

LOSS PER COMMON SHARE                           $(239.43)          $ (248.68)          $(729.22)          $ (540.46)
                                         ================= =================== ================== ===================


---------------------------------------------------------------------------------------------------------------------

See accompanying notes.






                                       -4-

                           STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                 STATEMENT OF STOCKHOLDERS' DEFICIT

------------------------------------------------------------------------------------------------------------------
                                                     Common Stock
                                                  Shares        Amount            Deficit               Total
                                                ------------  ------------     --------------        -------------
Balances, December 31, 1998                           1,000 $       1,000    $     (923,794)       $    (922,794)

Net loss for the nine months ended
   September 30, 1999 (unaudited)                                                  (729,218)            (729,218)
                                                ------------  ------------   ----------------    -----------------

Balances, September 30, 1999 (unaudited)              1,000 $       1,000    $   (1,653,012)       $  (1,652,012)
                                                ============  ============   ================    =================




------------------------------------------------------------------------------------------------------------------


See accompanying notes.
                                      -5-

                  STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                   Three-Months     Three-Months     Nine-Months     Nine-Months
                                                                       Ended           Ended            Ended           Ended
                                                                   September 30,   September 30,    September 30,   September 30,
                                                                       1999             1998            1999             1998
                                                                  ---------------- --------------- ---------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(239,427)      $(248,677)       $(729,218)       (540,462)

  Adjustments to reconcile net loss to net cash used in operating activities:

    Depreciation                                                            6,619           6,974           19,858          19,866
    Amortization and write off of deferred debt issuance costs             64,590          28,183          151,339          61,933
    Equity in loss of Parkwood Estates Mobile Home Park, L.C.               9,662           3,607           29,074           3,607
    Increase in inventories                                              (49,680)       (140,355)        (858,086)       (140,355)
    Increase in interest and fee receivables                             (46,426)                         (57,640)
    Increase in accrued and other liabilities                              18,605          29,945           33,155          58,416
                                                                  ----------------  -------------- ---------------- ---------------

NET CASH USED IN OPERATING ACTIVITIES                                   (236,057)       (320,323)      (1,411,518)       (536,995)
                                                                  ---------------- --------------- ---------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and software not yet
    placed in service                                                    (89,980)        (11,255)        (135,230)        (79,485)
   Investment in Parkwood Estates Mobile Home Park, L.C.                                (561,606)                        (561,606)
  Advances to Parkwood Estates Mobile Home Park, L.C.                    (85,460)                        (155,460)
  Proceeds from sales of repossessed mobile homes                         51,728                          184,479
  Net increase in finance receivables                                   (334,220)       (315,191)      (2,063,687)       (878,321)
  Net decrease (increase) in mobile home floor plan                       61,266         (74,026)        (149,328)       (179,052)
receivables

                                                                  ------------------------------------------------- ---------------

NET CASH USED BY INVESTING ACTIVITIES                                   (396,666)       (962,078)      (2,319,226)     (1,698,464)
                                                                  ---------------- --------------- ---------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of secured notes payable                         125,000       1,327,000        3,969,000       3,518,000
  (Increase) decrease in affiliate receivables                                            (6,000)          158,623         (5,750)
  Increase in due to Sterling Financial Services                                                            80,989
  Cash paid for deferred debt issuance costs                             (12,497)       (105,699)        (397,097)       (324,000)
                                                                  ---------------- --------------- ---------------- ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 112,503       1,215,301        3,811,515       3,188,250
                                                                  ---------------- --------------- ---------------- ---------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                      (520,220)        (67,100)           80,771         952,791

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                               1,883,897       1,836,324        1,282,906         816,433
                                                                   --------------- --------------- ---------------- ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                1,363,677      $1,769,224        1,363,677      $1,769,224
                                                                  ================ =============== ================ ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                            $257,596      $  114,436         $633,768      $242,113
                                                                  ================ =============== ================ ===============

-----------------------------------------------------------------------------------------------------------------------------------

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

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principals for interim financial information and the instructions to Form 10-QSB and Rule 10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC"). Accordingly, these financial statements do not include all of the footnotes required by generally accepted accounting principals. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The accompanying financial statements and the notes should be read in conjunction with the Company's audited financial statements as of December 31, 1998 contained in its Form 10-KSB.

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

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three and nine-month periods ended September 30, 1999 and 1998 was 1,000.

Reclassifications

Certain amounts in the September 30, 1998 financial statements have been reclassified to conform with the September 30, 1999 presentations.

NOTE C - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, with interest payable monthly, and mature on June 30, 2002. The notes, which may be prepaid in whole or in part at any time without premium or penalty, are secured by a first lien on any assets acquired with the proceeds. As of September 30, 1999, the Company had sold $9,943,000 of such notes. The Company was offering the Notes on a best efforts basis through Broker-dealers (who were members of the National Association of Securities Dealers, Inc.), through June 30, 1999 (the termination of the offering).

NOTE D - RELATED PARTY TRANSACTIONS

Sterling Financial Services, Inc. ("SFS"), a related party by virtue of Anthony Sutter's ownership of SFS (Mr. Sutter is the Company's President and majority stockholder), manages the Company and provides all services in connection with the origination, purchasing and servicing of receivables. As consideration for these services, the Company pays SFS for all of its expenses plus 20%. Management fees expensed under this arrangement during the three and nine-months periods ended September 30, 1999 and 1998 are reflected as Management fees - Related Party in the accompanying statements of operations.

At December 31, 1998, the Company had effectively prepaid a significant portion of management fee expense included in the nine-months ended September 30, 1999 by advancing SFS approximately $227,000 as of December 31, 1998. As a result of such prepayment, during the nine-months ended September 30, 1999, the Company reduced their receivable from SFS by approximately $227,000.

During the nine-months ended September 30, 1999, the Company advanced approximately $224,000 to affiliates of the Company (including Parkwood Estates Mobile Home Park, L.C. discussed below). With the exception of the advance to SFS (see preceding paragraph) which is non-interest bearing, affiliate receivables bear interest at 12.9%, are unsecured and contain no specified repayment terms as to principal and/or accrued interest.

The Company rents certain lot space for mobile home rental units it owns, and prior to April 1998 certain office space for its administrative operations, from Halliday, a related party by virtue of Anthony Sutter's ownership. In May 1998, SFS began to pay the rent on the administrative space and accordingly, the related rent expense is included in SFS expenses on which the Company pays management fees as discussed above. Total rent paid under these arrangements for the three and nine-months ended September 30, 1999 and 1998 was approximately as follows:

                           September 30, 1999                 September 30, 1998
                           ------------------                 ------------------

    Three-Months Ended           $22,500                              $22,900
    Nine-Months Ended            $68,200                              $71,500

During the three-months ended September 30, 1998, the Company purchased a twenty-five percent interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") for approximately $561,600; such entity was formed in August 1998 for the purpose of purchasing, selling and leasing Parkwood Estates Mobile Home Park. The remaining 75% interest is owned by Anthony Sutter. In addition to such investment, the Company has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under this arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms as to principal and/or interest. At September 30, 1999 the Company had advanced approximately $210,500 under this arrangement, of which $155,500 was advanced during the nine-months ended September 30, 1999.

NOTE E - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the respective three and nine-month periods ended September 30, 1999, approximately $16,200 and $217,400 of finance receivables were reclassified to repossessed mobile homes when certain customers of the Company defaulted on their finance receivables.

--------------------------------------------------------------------------

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1998 and the financial statements as of and for the three and nine-months ended September 30, 1999 and 1998 included with this Form 10-QSB.

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

Readers are referred to the Cautionary Statement at page 13, which addresses forward-looking statements made by the Company.

RESULTS OF OPERATIONS

Three-Months Ended September 30, 1999 and 1998

During the three months ended September 30, 1999 and 1998, the Company generated revenues of approximately $714,500 and $102,300, respectively. This represented an increase of approximately 600% or $612,200 and resulted substantially because the Company experienced significant growth in revenue generating assets in the last three months of 1998 and during the first nine-months of 1999. This increase was made possible by proceeds received from the sale of the Notes. Because of the relatively small amount of revenues generated during the three-months ended September 30, 1998, this analysis does not include any additional discussion on such revenues.

Revenues generated during the three-months ended September 30, 1999 resulted substantially from sales of mobile homes, and interest and fee revenues of approximately $470,000 and $216,000, respectively. The Company generated margins of approximately 20% on sales of mobile homes; substantially all of which occurred at the Park, and management believes that sales of such homes, and related costs of sales, will continue to represent a significant portion of the Company's revenues and expenses for the foreseeable future. Interest and fee revenues consisted substantially of interest and fees earned on finance receivables, cash equivalents and mobile home floor plan receivables (interest income on cash equivalents occurs because of the lag time between the receipt of proceeds from sale of the Notes and the date the funds were invested in finance and/or other interest bearing receivables). Interest earned on finance receivables increased significantly because of the related increase in finance receivables since September 30, 1998. In addition to interest and fee revenues, the Company generated approximately $28,400 of rental revenues from the rental of its mobile homes.

Operating expenses during the three months ended September 30, 1999 and 1998 approximated $954,000 and $351,000, respectively. This represented an increase of approximately 172% or $603,000 and resulted substantially because of the aforementioned growth since September 30, 1998. The Company's revenues grew at a faster pace than its expenses because certain expenses are fixed and therefore did not increase significantly. In addition to the cost of mobile homes sold discussed above, significant operating expenses arose from management fees charged by SFS and interest paid on the Notes.

Management fees approximated $140,000 for the three-months ended September 30, 1999 as compared to approximately $145,000 for the corresponding period of the preceding year. The small change was a result of SFS's operations and expenses remaining relatively stable during these periods.

Interest expense increased to approximately $322,200 for the quarter ended September 30, 1999 from approximately $142,600 for the quarter ended September 30, 1998. This represented an increase of approximately $179,600 or 126%. Interest expense for the respective quarters ended September 30, 1999 and 1998 consisted of interest paid to the Note holders of approximately $257,600 and $114,400 and amortization of deferred debt issuance costs of approximately $64,600 and $28,200, respectively (the amortization is a non-cash expense and arises from commissions and other costs incurred to sell the Notes). The significant increase in interest expense resulted from the corresponding increases in the Notes and related deferred debt issuance costs.

Occupancy and equipment expenses approximated $29,100 and $36,400 for the respective quarters ended September 30, 1999 and 1998, respectively. This decline resulted substantially because the Company was paying rent expense of approximately $2,200 a month to Halliday until April 1998, at which time such expenses were paid to SFS in accordance with the Servicing Agreement between the entities. Accordingly, rent expenses subsequent to April 1998 are effectively included in management fees paid to SFS. With respect to the Company's rental homes, the Company rents lot space from Halliday. In connection therewith, the Company paid lot rent of approximately $22,500 and $22,900 to Halliday during the quarters ended September 30, 1999 and 1998, respectively.

The September 30, 1999 results of operations also included recognition of the Company's loss of approximately $9,700 in Parkwood. This amount represents 25% (the Company's ownership percentage) of the total loss generated by Parkwood during such quarter.

There were no other individual expenses of significance for either of the quarters ending September 30, 1999 and 1998.

The net losses for the respective quarters ended September 30, 1999 and 1998 approximated $239,400 and $248,700, respectively; such losses occurred because the Company's interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.

Nine-Months Ended September 30, 1999 and 1998

During the nine-months ended September 30, 1999 and 1998, the Company generated revenues of approximately $1,753,300 and $238,900, respectively. This represented an increase of approximately 633% or $1,513,500 and resulted substantially because the Company experienced significant growth in revenue generating assets in the last three-months of 1998 and during the first nine-months of 1999. This increase was made possible by proceeds received from the sale of the Notes. Because of the relatively small amount of revenues generated during the nine-months ended September 30, 1998, this analysis does not include any additional discussion on such revenues.

Revenues generated during the nine-months ended September 30, 1999 resulted substantially from sales of mobile homes, and interest and fee revenues of approximately $1,160,600 and $498,300, respectively. The Company generated margins of approximately 21% on sales of mobile homes; substantially all of which occurred at the Park, and management believes that sales of such homes, and related costs of sales, will continue to represent a significant portion of the Company's revenues and expenses for the foreseeable future. Interest and fee revenues consisted substantially of interest and fees earned on finance receivables, cash equivalents and mobile home floor plan receivables (interest income on cash equivalents occurs because of the lag time between the receipt of proceeds from sale of the Notes and the date the funds were invested in finance and/or other interest bearing receivables). Interest earned on finance receivables increased significantly because of the related increase in finance receivables since September 30, 1998. In addition to interest and fee revenues, the Company generated approximately $91,700 of rental revenues from the rental of its mobile homes.

Operating expenses during the nine-months ended September 30, 1999 and 1998 approximated $2,482,500 and $779,300, respectively. This represented an increase of approximately 218% or $1,703,200 and resulted substantially because of the aforementioned growth since September 30, 1998. The Company's revenues grew at a faster pace than its expenses because certain expenses are fixed and therefore did not increase significantly.

In addition to the cost of mobile homes sold discussed above, significant operating expenses arose from management fees charged by SFS and interest paid on the Notes. Management fees approximated $448,400 for the nine- months ended September 30, 1999 as compared to approximately $282,200 for the corresponding period of the preceding fiscal year. This increase of approximately 59% or $166,200 resulted because SFS required additional personnel and expenses to originate and service the Company's finance and mobile home floor plan receivables, as well as to manage the Company's operations.

Interest expense increased to approximately $785,100 for the nine-months ended September 30, 1999 from approximately $304,000 for the nine-months ended September 30, 1998. This represented an increase of approximately $481,100 or 158%. Interest expense for the respective nine-month periods ended September 30, 1999 and 1998 consisted of cash outlays of approximately $633,800 and $242,100 on the Notes and amortization of deferred debt issuance costs of approximately $151,300 and $61,900, respectively (the amortization costs represent non-cash expenses and arise from commissions and other costs incurred to sell the Notes). The significant increase in interest expense resulted from the corresponding increases in the Notes and related deferred debt issuance costs.

Occupancy and equipment expenses approximated $88,100 and $117,700 for the respective nine-month periods ended September 30, 1999 and 1998, respectively. This decline resulted partially because the Company was paying rent expense of approximately $2,200 a month to Halliday until April 1998, at which time such expenses were paid to SFS in accordance with the Servicing Agreement between the entities. Accordingly, rent expenses subsequent to April 1998 are effectively included in management fees paid to SFS. In addition, September 30, 1998 occupancy expense included repairs and maintenance of approximately $12,000 arising from costs incurred on mobile home rentals; no such expenses were incurred during the nine-months ended September 30, 1999. With respect to the Company's rental homes, the Company rents lot space from Halliday. In connection therewith, the Company paid lot rent of approximately $68,200 and $62,700 to Halliday during the nine-month periods ended September 30, 1999 and 1998, respectively.

The September 30, 1999 results of operations also included recognition of the Company's loss of approximately $29,000 in Parkwood. This amount represents 25% (the Company's ownership percentage) of the total loss generated by Parkwood during such nine-month period.

The net losses for the respective nine-month periods ended September 30, 1999 and 1998 approximated $729,200 and $540,500, respectively; such losses occurred because the Company's interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

Three and Nine-Months Ended September 30, 1998

Operating activities during the three and nine months ended September 30, 1999 used cash of approximately $236,100 and $1,411,500, respectively as compared to net cash used by operating activities of approximately $320,300 and $537,000, for the respective three and nine-months ended September 30, 1998. This cash was primarily used to fund the aforementioned net losses less non-cash expenses which did not require the outlay of cash during such reporting periods, and to purchase mobile home park inventories which are being sold at the Park.

Investing activities during the three and nine-months ended September 30, 1999 used cash of approximately $396,700 and $2,319,200, respectively as compared to net cash used by such activities of approximately $962,100 and $1,698,500 during the corresponding periods of the preceding year. Cash used for investing activities was approximately $565,400 greater during the quarter ended September 30, 1998 than the corresponding period of the current fiscal year substantially because of the Company's investment in Parkwood in August 1998. Cash used for investing activities during the nine-months ended September 30, 1999 was approximately $620,800 greater than cash used for such activities during the nine-months ended September 30, 1998 because of the increase in lending activity made possible by proceeds received from the sale of the Notes. The net increase in finance and floor plan receivables during the nine-month ended September 30, 1999 was approximately $1,155,600 greater than the net increase in such receivables during the nine-months ended September 30, 1998.This amount was offset by the aforementioned investment in Parkwood of approximately $561,600 in August 1998. The Company is attempting to limit its exposure to risk resulting from interest rate spread by investing funds in interest bearing receivables as proceeds are received from the Notes since the cost of such Notes is significantly higher than the yield on cash and cash equivalents.

In addition, during the three and nine-months ended September 30, 1999, the Company advanced approximately $85,500 and $155,500, respectively to Parkwood. These advances resulted from an arrangement between the Company and Parkwood, whereby the Company has agreed to loan Parkwood up to $350,000 to fund its cash flow needs. Advances under this arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms for the principal and/or accrued interest.

The only other investing cash outlays of significance arose from the net increase in property and equipment, and software not yet placed in service, which approximated $90,000 and $135,200 for the three and nine-months ended September 30, 1999 as compared to expenditures of approximately $11,300 and $79,500 for the respective three and nine-months ended September 30, 1998. The 1999 increases resulted substantially because the Company has engaged a software consultant to develop software for use in its operations.

The above investment outlays for the three and nine-months ended September 30, 1999 were partially offset by proceeds received from sales of repossessed mobile homes of approximately $51,700 and $184,500, respectively.

Cash used by operating and financing activities was funded by financing activities which generated net cash inflows of approximately $112,500 and $1,215,300 for the respective three-month periods ended September 30, 1999 and 1998 and $3,811,500 and $3,188,300 for the respective nine-months ended September 30, 1999 and 1998. These cash inflows resulted almost exclusively from net proceeds received from the sale of Notes (principal amount less cash paid for deferred debt issuance costs). The Notes bear simple interest at 10.5% (interest is payable monthly) and are payable in full on June 30, 2002. The
Company sold total Notes of $9,943,000 through the offering (which has terminated). Because debt issuance costs approximated 10% of the Notes sold, net proceeds to the Company approximated $8,922,000 in total. The Notes are secured by a first lien on the assets acquired with proceeds generated from their sale, and may be prepaid in whole or in part at any time.

The only other significant cash used by financing activities resulted from advances of approximately $68,400 to Anthony Sutter and/or his affiliates during the nine-months ended September 30, 1999 (after consideration of the reversal of management fees prepaid to SFS as of December 31, 1998). These advances are unsecured, bear interest at 12.9% per annum and contain no specified repayment terms as to principal or interest.

The net impact of the above operating, investing and financing activities was that cash and cash equivalents decreased by approximately $520,300 and $67,100 for the respective three-months ended September 30, 1999 and 1998, and increased by $80,800 and $952,800 for the respective nine-months ended September 30, 1999 and 1998.

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

----------------------------                   --------------------------------

       Date                                     Anthony A. Sutter, President
                                      -14-