Form 10KSB
period 1999-12-31
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 2001-03-07
CIK 1031279

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20459
                                  FORM 10-KSB

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.
                      For the Year Ended December 31, 1999

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the transition period from __________ to __________.

                        Commission File Number: 333-06328

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                 ----------------------------------------------
             (Exact name of Registrant as specified in its Charter)

      FLORIDA                                            65-0716464
      -------                                            ----------
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

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ___ Yes _X_No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referencing Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X

Issuer's revenues for the most recent fiscal year: $2,589,338 (for the year ended December 31, 1999)

The aggregate market value of the voting stock held by non-affiliates of the registrant at December 31, 1999 was $0. Shares of common stock held by each officer and director and by each person who owns more that 5% of the outstanding common stock has been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of January 31, 2001.

                               1,000 Common Shares

                   Documents Incorporated By Reference - NONE

          Transitional small business disclosure format. ___ Yes _X_No

                       Sterling Financial Services of Florida I, Inc.
                                  FORM 10 - KSB

                                Table of Contents

     PART I.
              ITEM 1. Business                               3
              ITEM 2. Properties                            12
              ITEM 3. Legal Proceedings                     12
              ITEM 4. Submission of Matters to a Vote of    12

     PART II

              ITEM 5. Market for the Common Equity and
              ITEM 6. Management's Discussion and Analysis
              ITEM 7. Financial Statements                  18
              ITEM 8. Changes In and Disagreements With     34

     PART III

              ITEM 9  Directors, Executive Officers,
              ITEM 10 Executive Compensation                35
              ITEM 11 Security Ownership of Certain         36
                      Beneficial Owners and Management
              ITEM 12 Certain Relationships and Related     36
              ITEM 13 Exhibits, Financial Statement         38

                      Signatures                            39

                                     PART I.

ITEM 1 - BUSINESS

      Sterling Financial Services of Florida I, Inc. ("we", "us", "our") was formed in January 1997 under the laws of the State of Florida primarily to offer a package of financial services to the sub-prime mobile home industry, including originating, purchasing and refinancing for our own account retail mobile home installment sales contracts (the "Contracts") created in connection with the financing of used as well as new mobile homes (the "Homes"), selling Contracts to other lenders and providing certain floor plan financing to mobile home dealers (the "Dealers") (collectively, the "Financing Activities"). In addition, we may also (1) purchase, refurbish and lease or sell new or used Homes; (2) buy and improve land for development of mobile home parks, buy and sell such parks or provide financing to others for such purposes; and (3) purchase other sub-prime financial companies in the mobile home lending business (collectively, the "Other Activities").

      During the period from our inception to June 30, 1999, we were offering subscriptions for a maximum $9,900,000 of secured notes payable in the principal amount of $1,000 each (the "Notes"). The Notes provide for monthly interest payments at the rate of 10.5% per annum, may be prepaid in whole or in part at any time without premium or penalty, and are payable in full on June 30, 2002. During the respective years ended December 31, 1999 and 1998, we sold $3,977,000 and $4,362,000 of Notes under this offering. As of December 31, 1999, we have $9,888,000 of Notes outstanding. Pursuant to requests by note holders, in 1999, we repaid approximately $63,000 of Notes. In addition, subsequent to December 31, 1999, we have repaid additional Notes having a principal balance of approximately $110,000.

      In March 2000, we commenced a second offering, whereby we are offering through a private placement memorandum, subscriptions for a maximum of 3,000 secured notes in the principal amount of $1,000 each (the "PPM Notes"). The PPM Notes provide for monthly interest payments at the rate of 10% per annum, may be prepaid in whole or in part at any time without premium or penalty, and are payable in full on March 31, 2005. Through January 31, 2001, we have sold approximately $1,243,000 of PPM Notes.

      The proceeds from the sale of the Notes and the PPM Notes have been used principally to fund the following:

(1)  our net losses (see "Risk Factors")
(2)  our Financing and Other Activities
(3)  our property and equipment purchases and
(4) various other advances we have made to affiliated entities (see "Certain Relationships and Related Transactions")

The Notes and the PPM Notes are secured by a first lien on the assets acquired with the proceeds from their sale or other assets acquired with funds obtained from the repayment, sale or refinancing of such assets (these assets are collectively referred to as the "Collateral"). The primary source of payment on the Notes will be payments made by sub-prime borrowers on the Contracts (see "Mobile Home Finance Industry - Sub-Prime Market Segment" for definition of a sub-prime borrower).

      In August 1998, we purchased a 25% interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood"). Parkwood, which is related to us by virtue of Anthony Sutter's 75% ownership interest in Parkwood (Mr. Sutter is our President and majority stockholder) used these funds to purchase Parkwood Estates Mobile Home Park, a mobile home park located in Hillsborough County, Florida (the
"Park"). In addition to our investment in Parkwood, we have made various interest bearing advances to Parkwood to fund their cash flow needs (see "Certain Relationships and Related Transactions").

Risk Factors

An investment in the Notes involves various risks, including the following:

o We have incurred significant losses since our inception and anticipate that we will continue to incur operating losses for the foreseeable future. In addition, as of December 31, 1999, we have a stockholders' deficit of approximately $1,868,000, and we do not currently have the funds in place to meet certain obligations which are due in 2001 and beyond. Accordingly, and unless we are successful in selling substantially all of the PPM Notes being offered, we may not be able to meet our payment obligations in 2001. Also, in order for us to ultimately pay the Notes and the PPM Notes in full, we must generate future net income and cash flows sufficient to offset the losses we have experienced to date.

o Because most of the borrowers under the Contracts are considered sub-prime, the risk of default on the Contracts is greater than if we originated Contracts with "A" or prime credit borrowers.

o Over the past several years, lenders to sub-prime borrowers have experienced increased rates of delinquency, default and credit losses.

o There are various conflicts of interest resulting from the relationship between Sterling Financial Services, Inc., a Florida corporation (the "Servicing Company") and us.

o Increased competition in the sub-prime mobile home finance business and deviations from credit underwriting guidelines could result in us originating Contracts with a greater risk of loss. Although we have established certain guidelines with minimum acceptable criteria for Contract origination, there is no limitation upon the number of Contracts which can deviate from these guidelines.

o There are limited sources available for the payment of interest and principal on the Notes.

o The value of the Collateral will be less than the principal due on the Notes.

o No public or other market for the Notes exists and we do not anticipate that one will develop in the future.

o Our success will, to a large extent, depend on the quality of services provided by Mr. Sutter and the Servicing Company's employees. We do not have an employment contract with Mr. Sutter and the loss of his services could materially adversely affect our business.

o Because all of our operations are concentrated on the west coast of Florida, a downturn in this area's economy could hurt our ability to grow and could adversely affect our results of operations inasmuch as the creditworthiness of our borrowers and/or prospective borrowers could be impaired. Although we believe Florida's economy will continue to grow, there can be no assurance this will occur.

MOBILE HOME FINANCE INDUSTRY

      Sub-Prime Market Segment

      We operate in the sub-prime segment of the mobile home finance market, focusing on financing homes sold to sub-prime borrowers. A sub-prime borrower is a purchaser of a home who does not qualify for traditional A or prime credit, which in general means that the borrower does not have all of the following characteristics: (i) a long credit history and no defaults, (ii) at his/her current job for at least 18 months, (iii) can easily finance a Home through a traditional financial institution, such as a bank, (iv) usually a homeowner, and
(v) typical risk of loan loss is less than 3% and whose typical cost of credit is prime plus 1% to 3%. Sub-prime borrowers are generally rated "B," "C" or "D" based upon the degree of variance from the foregoing characteristics.

      It has been our experience that lenders to sub-prime borrowers impose interest rates significantly higher than lenders to prime borrowers. To the extent this interest rate differential continues, Contracts financed in the sub-prime market segment will have the potential for higher yields, but, because sub-prime borrowers are not as creditworthy as prime borrowers, these Contracts also present greater risk of default and loss. Accordingly, the net yield on sub-prime contracts may be less than that on prime contracts.

      Competition

      Although there is some competition in the mobile home finance business, we believe that there are few competitors providing financing to sub-prime purchasers of Homes. The sub-prime market is highly fragmented and, to date, is served by only a few non-traditional consumer finance sources. Because we provide financing to borrowers who cannot qualify for traditional financing, we do not believe that we compete with most commercial banks, savings and loans, credit unions and other consumer lenders that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of mobile home financing (some of which are larger and have significantly greater financial resources) have not served our sub-prime market segment to any significant extent. However, if these and other companies expand their activities in the market served by us, the competition for suitable Contracts in that market will continue to intensify, which could have an adverse effect on us.

      In connection with the origination of Contracts, we will encounter competition from persons or entities that may have objectives similar in whole or in part to ours. These competitors may be substantially better financed, and have reputations and public awareness of their operations that are more widely known and accepted. The pressure of such competition may require that we pay more for Contracts it originates or purchases, or result in our originating Contracts of lesser quality, which could reduce or eliminate payments to our note holders.

ORIGINATION AND SERVICING OF CONTRACTS

      We have engaged the Servicing Company to provide all services in connection with Contract origination and servicing. The agreement may be terminated by either party without cause upon 15 days' notice. Because the Servicing Company must operate within the guidelines established by us, all management and operational decisions made by the Servicing Company will be the same as would be made if we made such decisions directly. A description of our guidelines is set forth below. None of our funds are deposited or kept in any account commingled with funds of the Servicing Company or any other person or entity (See "Business - Relationship with Servicing Company").

      Origination

      The Servicing Company will contact borrowers, as well as park owners and Dealers, to advise them of our program for Contract origination. In addition, print advertising directed at individual borrowers may be used. We do not anticipate that it will be dependent upon one or a few park owners or Dealers for identifying potential borrowers. Also, we anticipate that park owners, Dealers or potential borrowers will contact us regarding the availability of financing, and we will make a credit application available directly to the borrower.

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

      There are no fixed criteria pursuant to which material deviation of these guidelines will be permitted. However, no Contract will be originated to a borrower deviating from these guidelines for which there are not an increased down payment or a co-signer meeting the guidelines, or both. The additional down payment required will increase with the increase in deviation from the guidelines, although there is no fixed formula for determining the amount of increased down payment required.

      Prior to the origination of the Contract, we review the financing to determine the following: (i) all required documentation has been included, (ii) the math is correct, (iii) regulatory requirements have been satisfied, (iv) the amount financed does not exceed the maximum loan allowed, and (v) any conditions imposed have been satisfied. We will contact the insurance carrier to confirm insurance.

      Servicing

     Billing. The Servicing Company generates monthly statements which are sent to the borrower.

     Collections. We have established certain collection guidelines, which guidelines will not necessarily be followed in all cases and which are subject to modification at any time.

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

      Repossessions and Resale Department. Either the borrower voluntarily agrees to vacate the Home, or we contact an attorney to effect an involuntary repossession. All costs associated with the repossession are an obligation of the borrower. To effect an involuntary repossession, in general, the borrower is first given written notice of intent to repossess, and a period of time, generally five days, to cure all defaults. If the defaults are not cured within said time period, a complaint is filed and a judgment obtained. After the judgment is obtained, a writ of possession is obtained and given to the appropriate law enforcement agencies, who evict the borrower from the Home. The Home will be renovated as necessary and sold in its then current location, if possible, or moved to a Dealer's lot or another park for resale.

      Laws limiting or prohibiting deficiency judgments, Federal bankruptcy laws and numerous other related federal and state laws may interfere with or affect the ability of a secured party to repossess Collateral and/or to enforce a deficiency judgment. For example, in a Chapter 13 proceeding under the Federal Bankruptcy Code, a court may prevent a lender from repossessing a mobile home, and, as part of the rehabilitation plan, reduce the amount of the secured indebtedness to the market value of the Home at the time of bankruptcy, leaving the lender as a general unsecured creditor for the remainder of the indebtedness. A bankruptcy court may also reduce the monthly payments due under a Contract or change the rate of interest and time of repayment of the indebtedness. This may limit our ability to receive full payments on a Contract or to repossess collateral in the event of default under a Contract, which may decrease funds available to make payments on the Notes.

SALE OF CONTRACTS

      We may from time to time sell blocks of Contracts to other lenders. No such sales have occurred as of the date of this Form 10-KSB.

FLOOR PLAN FINANCING

      We provide financing to Dealers for Homes held for resale to Home purchasers (called floor plan financing). We anticipate that this financing will be at effective interest rates ranging from 14% to 24% (the A.P.R. may be less, but the effective rate includes additional interest payments in the form of points or similar charges allowed by law). Advances under floor plan arrangements are secured by the Homes purchased with the proceeds of the borrowing and generally are due on the earlier of the date the Home is sold, or six months from the inception of the advance (although we may elect to extend maturities indefinitely).

OTHER ACTIVITIES

      We may also: (1) purchase,  refurbish and lease or sell new or used Homes;
(2) buy and improve land for development of mobile home parks, buy and sell such parks or provide financing to others for such purpose; and (3) purchase other sub-prime financial companies in the mobile home lending business. In connection therewith, in 1998 we purchased a 25% interest in Parkwood Estates Mobile Home Park, L.C. ("Parkwood") which owns a mobile home park in Hillsborough County, Florida (Anthony Sutter, our majority stockholder and President owns the remaining 75% of Parkwood). In addition, we have purchased a significant amount of new home inventories, which are being sold substantially at this park. Finally, we own and rent Homes located in the Halliday Village Mobile Home Park, which is wholly-owned by Anthony Sutter. We anticipate that we may continue to engage in such activities if we become aware of favorable opportunities.

MARKETING

      With the exception of advertising expenses incurred in 1999 to help market the sale of Homes and repossessed mobile homes, we have not had to engage in any significant marketing activities because of the relatively high demand for the financing we provide and the lack of significant competition to provide such financing. However, we regularly contact Dealers throughout Florida to advise them of the availability of our financing program.

MARKET AREA

      There are a large number of Home purchases in Florida and there is significant wealth in Florida because of the nature and size of the population. We believe that Florida currently benefits from a strong economy. According to the Florida Chamber of Commerce, Florida is the fourth largest consumer market in the U.S. In 1993, Florida's population was over 13.4 million, with approximately 70% of new arrivals in the 18 to 44 age bracket. Florida emerged as a major economic force in the U.S. in the 1980's. By the end of the decade, Florida had become the nation's leader in major new plant locations or expansions. In addition, Florida has consistently been a pacesetter in new business incorporation, and has the largest number of manufacturing plants in the Southeast. Numerous economists predict moderate but continued steady growth in Florida's economy.

      However, because we have limited our operations to Florida, a downturn in the Florida economy could adversely affect our results of operations inasmuch as the creditworthiness of our borrowers and/or prospective borrowers could be impaired. Although we believe Florida's economy will continue to grow, there can be no assurance this will occur. The resulting lack of diversity in the geographic area in which we operate may increase the risk of loss to us and our note holders because adverse economic conditions, which may occur in Florida but not elsewhere in the country, will have a greater adverse affect on our operations, and thus our ability to make payments on the Notes and the PPM Notes than if we operated in a broader geographic area.

CHANGES IN PROGRAMS, PRODUCTS, POLICIES AND PROCEDURES

      Factors such as increased competition in the industry and other industry trends described above, as well as other reasons, may cause us from time to time to review and change our financing programs, products and services offered, and other business policies and procedures. To the extent there are future changes in these areas, we may originate Contracts or be subject to other circumstances, which may increase the risk of loss to our note holders. We will continually review these areas and reserve the right to change any criteria related thereto described herein or otherwise as we deem appropriate.

CONSUMER FINANCE LAWS AND REGULATIONS

      Our business activities, particularly our Financing Activities, are subject to regulation and licensing under various Federal, Florida and local consumer finance statutes, regulations and ordinances. These laws, rules and regulations: (i) govern the way we can operate; (ii) limit the interest rate and other charges that may be imposed by, or prescribe certain other terms of, the Contracts that we originate; and (iii) define our rights to repossess and sell Collateral. If we fail to comply with these laws and regulations, we could be required to cease operations or be subject to fines and penalties, and borrowers under the Contracts could have civil remedies against us and defenses under the Contracts which could adversely affect our ability to enforce our rights and collect payment of sums due thereunder, all of which could eliminate or reduce our cash flow and thereby our ability to make payments to our note holders. Also there is no assurance laws and regulations under which we operate will not become more restrictive; this could reduce our cash flow and thereby our ability to make payments on the Notes and the PPM Notes.

RELATIONSHIP WITH SERVICING COMPANY

      Servicing Agreement

      We have entered into a Servicing Agreement with the Servicing Company, to provide all services in connection with Contract origination and servicing. The Servicing Agreement is for an initial term commencing January 1, 1997 through

June 30, 2002, after which date it may be extended at our sole discretion upon such terms and conditions and for such periods as mutually agreed between the Servicing Company and us. Either party may terminate the Servicing Agreement for any reason upon 15 days' advance notice.

      We pay the Servicing Company an amount equal to all expenses of the Servicing Company computed on an accrual basis ("Actual Costs") plus twenty percent (20%) of Actual Costs for services rendered. If the Servicing Company provides similar services to other entities in the future, this agreement will be modified whereby we will pay the Servicing Company: (i) for any out-of-pocket cash expenditures, such as attorneys' fees and court costs incurred in connection with origination and servicing of our Contracts (the "Direct Expenses"), and (ii) for their pro-rata amount of Actual Costs less Direct Expenses - with such pro-ration based upon the ratio of the total number of Contracts held by each entity to the total number of Contracts held by all entities.

      We anticipated that we would loan up to $75,000 to the Servicing Company for the purchase and/or lease of office space, office equipment, trucks and automobiles, however to date this transaction has not been consummated.

      Reason for Using the Servicing Company

      A separate servicing company was formed for administrative convenience. If we continue to grow, additional employees may need to be hired to perform servicing functions. In addition, if affiliated entities are formed, the same employees performing servicing functions for us would perform similar servicing functions for such entities. If there were no separate servicing company, such employees would be considered to be employees of us and the affiliated entities, requiring separate paychecks and related income tax filings and deposits to be made by each separate entity.

      Conflicts of Interest

      Anthony A. Sutter, our sole officer and director, and the sole officer and director of the Servicing Company, may engage for his own account, or for the account of others, including affiliated entities (see "Certain Relationships and Related Transactions"), in other business ventures; some of which may have the same investment objectives as us, and therefore compete with us.

      To the extent we compete with other businesses, including affiliated entities, competition for origination of suitable Contracts would intensify, which could have an adverse effect on us because we may originate Contracts with a greater risk of loss. In turn, this could adversely affect the value of our collateral, and therefore also adversely effect our note holders by reducing the funds available to make payments on the Notes and the PPM Notes.

      This competition for origination of Contracts creates a potential conflict of interest because it is anticipated that the Servicing Company, which is responsible for originating Contracts, will provide similar origination services to any affiliated entities formed by Mr. Sutter or his affiliates which are engaged in businesses similar to that of us. An additional conflict of interest with respect thereto exists because we and the Servicing Company are both managed by Mr. Sutter. Accordingly, there is no assurance that decisions concerning Contract origination and other matters will be made which more favorably impact us than the affiliated entities, increasing the risk of default on the Notes and the PPM Notes.

      In order to minimize the foregoing conflicts of interest, we and the Servicing Company have agreed that if we and affiliated entities both have funds available for Contract origination, Contracts will be originated on an alternating basis, meaning first we will originate a Contract, then the affiliated entities will originate a Contract (or Contracts if there is more than one affiliated entity with funds available), then we will originate a Contract, and so on.

EMPLOYEES

     Because we use the Servicing Company, we have only one employee, Mr. S\utter. Our management and the employee are the same individual. Mr. Sutter is not represented by a collective bargaining agreement nor is he bound by an employment agreement (see Business - Risk Factors).

ITEM 2 - PROPERTIES

      Our executive offices are located at 12408 North Florida Avenue, Tampa, Florida. Prior to April 1998, the office was leased from Halliday Village Mobile Home Park, Inc. ("Halliday"), an entity wholly owned by our majority stockholder and President under an informal arrangement requiring monthly rent of $2,200. Subsequent to April 1998, our rent has been paid by the Servicing Company and then charged to us through the management fees we pay to the Servicing Company (see "Certain Relationships and Related Transactions").

ITEM 3 - LEGAL PROCEEDINGS

      NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      NONE

                              PART II.

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      NONE

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

      We are primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. We also purchase for resale new and used mobile homes, own and rent mobile homes located at Halliday and have a 25% ownership interest in the Park (see "Business - other Activities") Our operations are located in Tampa, Florida and substantially all of our customers are Florida residents.

      Readers  are  referred  to  the  cautionary  statement,   which  addresses
forward-looking statements made by us.

RESULTS OF OPERATIONS

      Revenues increased approximately $2,173,000 or 522% to approximately $2,589,300 for the year ended December 31, 1999 from $416,400 for the year ended December 31, 1998. Mobile home sales generated approximately $1,763,900 (or 68.1%) and $34,900 (or 8.3%) of total 1999 and 1998 revenues, respectively. This increase during the year ended December 31, 1999 was primarily a result of increased activity relative to the sale of Homes at the Park. Interest and fee revenues generated approximately $712,900 (or 25.9%) of total 1999 revenues compared with approximately $276,100 (or 66.3%) of total 1998 revenues. These revenues increased primarily as a direct result of the increase in finance contracts outstanding and an increase in dealer floor plan financing during the years ended December 31, 1999 and 1998. Included in interest and fee revenues are financing contract and dealer floor plan interest and fees of approximately $621,750 in 1999 and $201,000 in 1998. Also included in interest and fee revenues is interest earned on cash equivalents of approximately $50,400 and $72,000 in 1999 and 1998, respectively, and interest earned on affiliate receivables (to Parkwood and various other entities owned by Anthony Sutter, our President and majority stockholder) of approximately $34,700 in 1999 and $3,400 in 1998 (see "Certain Relationships and Related Transactions"). Rental revenues generated from our Homes located at Halliday (see "Certain Relationships and Related Transactions") approximated $112,600 and $93,500 in 1999 and 1998, respectively.

      During the year ended December 31, 1999 and December 31, 1998, we incurred
expenses  of  approximately  $3,533,600  and  $1,188,700,   respectively.   This
represents an increase in expenses of approximately $2,344,800 or 197%.

This increase in expenses resulted from the following:

o Approximately 60% of the increase resulted from the increase in cost of mobile homes sold, which approximated $1,426,700 during the year ended 1999 as compared with a total of approximately $24,700 during the year ended 1998. The increase of approximately $1,402,000 is a direct result of the increase in volume of mobile homes sold primarily to residents of the Park.

o Approximately 27% of the increase resulted from the increase in interest expense, which approximated $1,127,100 and $481,400 during the years ended 1999 and 1998, respectively. This increase of $645,700, or 134%, resulted
     (1) because the balance of the Notes (which pay interest at 10.5%) increased from $1,612,000 at December 31, 1997 to $9,888,000 at December 31, 1999 and (2) because amortization of deferred debt issuance costs increased from approximately $94,100 for the year ended December 31, 1998 to $233,300 for the year ended December 31, 1999. This increase resulted because deferred debt issuance costs (principally commissions paid to NASD brokers) increased significantly between December 31, 1997 and December 31, 1999 as a result of the aforementioned sales of the Notes.

o Approximately 4% of the increase resulted from an increase in management fees paid to the Servicing Company (see "Certain Relationships and Related Transactions"). Management fees increased from approximately $442,300 for the year ended December 31, 1998 to approximately $542,800 for the year ended December 31, 1999. This increase is reflective of the increase in expenses incurred by the Servicing Company made necessary because of our growth in originations and related servicing.

o Approximately 4% of the increase resulted from the incurrence of sales and marketing expenses for the first time. These expenses, which resulted substantially from advertising and commissions related to the sale of Homes at the Park, approximated $95,600 or approximately 5% of mobile home sales.

o Approximately 3% of the increase resulted from losses we recognized on sales of, and other writedowns on,repossessed mobile homes. There were no such losses in 1998, however these losses may continue in the future as our portfolio of finance receivables increases and/or matures.

o Approximately 2% of the increase resulted from an increase in our allocable share of the losses generated by the Park in 1999. Our 25% portion of the losses at the Park increased from approximately $14,400 for the four months ended December 31, 1998 to $59,000 for the year ended December 31, 1999. These losses, as well as the remaining 75% of the losses allocated to the Park's majority owner (Anthony Sutter, who is also our President and majority stockholder) are being funded by advances from us under a line of credit arrangement (see "Certain Relationships and Related Transactions").

      The net losses incurred during the respective periods ended December 31, 1999 and 1998 were $944,226 and $772,257, respectively. The losses arose substantially because our revenue generating assets did not provide sufficient income to cover fixed expenses arising substantially from interest expense, and management fees paid to the Servicing Company.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities used $1,330,060 and $1,024,227 of cash during the respective years ended December 31, 1999 and 1998. The cash was used primarily to fund the net losses for such periods less certain non-cash expenses (e.g. depreciation and amortization of deferred debt issuance costs) and to purchase mobile home inventories (which increased by approximately $672,000) that we anticipate will be sold at the Park.

      In addition, we used cash of approximately $2,926,000 and $2,190,400 to fund the following investing activities during the respective years ended December 31, 1999 and 1998:

o Purchases of property and equipment required cash outlays of approximately $2,300 and $103,100 during the respective years ended December 31, 1999 and 1998. Our 1998 expenditures for property and equipment arose primarily from $83,000 of costs we incurred to purchase and/or refurbish certain mobile homes we use to generate rental revenues at Halliday (see "Certain Relationships and Related Transactions"). No mobile homes were purchased for rental in 1999, nor do we anticipate that we will purchase any such rental mobile homes in the foreseeable future. In addition, and pursuant to our current arrangement with Halliday, we have no obligation to maintain and/or renovate our mobile homes; rather this obligation rests with Halliday. As such, and unless we experience significant growth, we anticipate that our future outlays for property and equipment will be minimal.

o Purchases of assets not yet placed in service required cash outlays of approximately $99,900 in 1999. We paid this amount for the development of certain accounting and servicing software, which we placed into service in 2000.

o    Improvements   to  repossessed   mobile  homes  required  cash  outlays  of
     approximately $24,200 in 1999. These improvements were necessary to ready certain repossessed mobile homes for sale.

o During the years ended December 31, 1999 and 1998, we invested and/or advanced, funds of approximately $251,200 and $616,600, respectively to the Park. The latter amount includes $561,000 for our purchase of our 25% interest in the Park, and advances of $55,000 to fund the Park's 1998 net loss and other cash outlays. The advances we made in 1999 funded the Park's net loss (approximately $236,000) and other cash outlays. The advances are unsecured, bear interest at a fixed rate of 12.9% per annum and contain no specified repayment terms as to principal and interest. As of December 31, 1999, the Park has not repaid any of these advances and/or accrued interest to us (see "Certain Relationships and Related Transactions").

o During the years ended December 31, 1999 and 1998, we used cash of approximately $3,139,600 and $1,722,500, respectively to originate and purchase finance and floor plan receivables. At December 31, 1999, finance receivables had terms of 5 to 30 years and interest rates ranging from 12.9% to 17.9%. We are attempting to limit our exposure to interest rate spread by investing funds in finance and floor plan receivables as proceeds are received from the Notes and the PPM Notes since the cost of these funds is significantly higher than the yield on cash and cash equivalents.

The above mentioned cash outlays for investing activities were partially offset by proceeds we received from the sales of repossessed mobile homes and repayments of finance and floor plan receivables.

In total, we expended cash of approximately $4,256,000 and $3,214,600, respectively for operating and investing activities in 1999 and 1998. These outlays have been primarily funded by the net proceeds we received from issuance of Notes in 1999, 1998 and 1997 of approximately $3,583,000, $3,925,000 and
$1,662,000, respectively. We had offered approximately $9,900,000 of Notes for sale, and sold substantially all of these notes as evidenced by our outstanding balance of secured notes payable of $9,888,000 at December 31, 1999. Because the costs of debt issuance (substantially commissions paid to brokers), approximated 10% of the Notes sold, we actually received cash of approximately $8,900,000 from the sale of the Notes.

      The net impact of the above operating, investing and financing activities was that cash and cash equivalents decreased from approximately $1,282,900 at December 31, 1998 to approximately $552,300 at December 31, 1999.

      Because we anticipated that we would continue to have significant net cash outflows for investing and financing activities in the foreseeable future, we commenced a second offering in March 2000 whereby we offered to sell PPM Notes of $3,000,000. Through January 31, 2001, we had sold approximately $1,243,000 of these notes, and we are continuing to offer the remaining notes via broker/dealers who are members of the NASD (we pay commissions of approximately 10% of the proceeds received from these notes). In spite of this, because of continuing operating losses and other investing expenditures in 2000, we currently do not have the cash in place to fund continuing operating losses and satisfy certain obligations which are due in 2001 and beyond.

      In order for us to continue to expand our Dealer base and portfolio of finance receivable contracts, and to ultimately pay the Notes and PPM Notes in full, we will have to generate significant earnings and cash from operations and/or secure additional capital resources (e.g. other debt or equity). No assurance can be given that we will be able to generate profitable results of operations or that additional capital resources will be available or available on reasonable terms. Also, if we are unable to originate receivable contracts in an amount and at a pace that approximates the amount and the pace that capital is raised through the sale of the PPM Notes (and/or any other debt or equity financing we raise), we anticipate that our losses and deficit would increase as the interest earned on the capital raised will not be sufficient to cover the cost of the interest on the PPM Notes.

CAUTIONARY STATEMENT

        This Form 10-KSB, press releases and certain information provided periodically in writing or orally by our officers or our agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-KSB and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding our intent, belief or current expectations or the intent, belief or current expectations of our directors or officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others: (i) any material inability of us to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs, (ii) any material inability of us to successfully develop our products; (iii) any adverse effect or limitations caused by governmental regulations; (iv) any adverse effect on our continued cash flow and ability to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business; (vi) any inability of us to successfully conduct our business in new markets; and (vii) other risks including those identified in our filings with the SEC. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-KSB, to reflect events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

Impact of Inflation and Changing Prices

    Because the Notes and the PPM Notes bear interest at fixed rates, increased costs of borrowed funds would not be expected to have a material adverse impact on our results of operations unless alternative source of financing are required. In this case, inflationary increases could result in higher interest rates which could have a material adverse impact on our ability to grow our business. In addition, inflation could also adversely affect our operating expenses.

ITEM 7 - FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                              Page

Independent Auditors' Report                                   19

Financial Statements:

      Balance Sheet as of December 31, 1999                    20

      Statements of Operations for the years ended December
         31, 1999 and 1998                                     21

      Statements of Stockholders' Deficit for the years ended
         December 31, 1999 and 1998                            22

      Statements of Cash Flows for the years ended December
         31, 1999 and 1998                                     23

      Notes to Financial Statements                            24




--------------------------------------------------------------------------------

                  [Letterhead of Kingery, Crouse, & Hohl, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Sterling Financial Services of Florida I, Inc.:

We have audited the accompanying balance sheet of Sterling Financial Services of Florida I, Inc. (the "Company") as of December 31, 1999, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred significant operating losses since its inception and has a stockholders' deficit as of December 31, 1999. In addition, the Company will require a significant amount of capital and/or debt financing to meet certain obligations, which are due in 2001 and beyond. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes F and G to the financial statements, there are significant transactions with related parties. These transactions include, but are not limited to, payment of management fees and advances to various affiliates.

Kingery, Crouse, & Hohl, P.A.

November 30, 2000
Tampa, FL.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                      BALANCE SHEET AS OF DECEMBER 31, 1999

--------------------------------------------------------------------------------


ASSETS

Cash and cash equivalents                                       $ 552,279
                                                             -------------

Receivables:
  Finance - net                                                 3,864,893
  Mobile home floor plan                                          265,686
  Affiliate                                                       251,815
  Interest and fees
  Other                                                             5,943
                                                             -------------
    Total receivables                                           4,493,103
                                                             -------------

Inventories                                                     1,105,720
                                                             -------------

Investment in and advances to Parkwood Estates
   Mobile Home Park, L.C.                                         794,407
                                                             -------------

Other assets:
   Deferred debt issuance costs - net                             675,761
   Repossessed mobile homes                                       133,672
   Assets not yet placed in service                                99,931
                                                             -------------
      Total other assets                                          909,364
                                                             -------------

TOTAL                                                          $8,084,880
                                                             =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:

Secured notes payable                                          $9,888,000
Accrued and other liabilities                                      63,900
                                                             -------------
      Total liabilities                                         9,951,900
                                                             -------------

STOCKHOLDERS' DEFICIT:

Common  stock,  no  par  value,  10,000  shares
   1,000 shares issued and outstanding                              1,000
Deficit                                                        (1,868,020)
                                                             -------------
      Total stockholders' deficit                              (1,867,020)
                                                             -------------

TOTAL                                                          $8,084,880
                                                             =============

--------------------------------------------------------------------------------

See notes to financial statements

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                           DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------


                                                        1999              1998
                                                        ----              ----
REVENUES:

Mobile home sales                                     $1,763,894      $  34,900
Interest and fee                                                        276,144
Rental                                                   112,579         93,527
Other                                                                    11,868
                                                     ------------   ------------
  Total revenues                                       2,589,338        416,439
                                                     ------------   ------------

OPERATING EXPENSES:

Cost of mobile homes sold                              1,426,651         24,692
Interest expense                                       1,127,112        481,383
Management fees - related party                          542,845        442,328
Sales and marketing                                       95,645
Costs of rental - substantially all to related party      75,104        112,091
Professional fees                                         65,027         40,602
Loss on repossessed mobile homes                          61,383              -
Equity in loss of Parkwood Estates
  Mobile Home Park, L.C.- related party                   58,969         14,429
Depreciation expense                                      26,856         21,877
Other                                                     53,972         51,294
                                                     ------------   ------------
  Total operating expenses                             3,533,564      1,188,696
                                                     ------------   ------------

NET LOSS                                              $(944,226)    $  (772,257)
                                                     ============   ============

LOSS PER COMMON SHARE (Basic and diluted)             $ (944.23)    $   (772.26)
                                                     ============   ============

--------------------------------------------------------------------------------

See notes to financial statements.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                     Common Stock
                                 Shares       Amount        Deficit        Total
                                ----------   ---------   -------------  -------------
Balances at December 31, 1997       1,000      $1,000    $  (151,537)   $  (150,537)

Net loss                                                    (772,257)      (772,257)
                                ----------   ---------   -------------  -------------

Balances at December 31, 1998       1,000       1,000       (923,794)      (922,794)

Net loss                                                    (944,226)      (944,226)
                                ----------   ---------   -------------  -------------

Balances at December 31, 1999       1,000      $1,000    $(1,868,020)   $(1,867,020)
                                ==========   =========   =============  =============

--------------------------------------------------------------------------------

See notes to financial statements.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

                                                          1999          1998
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                        $  (944,226)   $ (772,257)
     Adjustment to reconcile net loss to net
       cash used by operating Activities:
       Depreciation                                        26,856        21,877
       Amortization of deferred debt issuance             233,304        94,057
       Loss on repossessed mobile homes                    61,383             -
       Equity in loss of Parkwood Estates Mobile
         Home Park, L.C.                                   58,969        14,429
       Increase in inventories                           (672,123)     (421,597)
       Increase in accrued and other liabilities            7,566        48,184
       Increase in interest and other receivables        (101,789)       (8,920)
                                                     ------------  -------------
NET CASH USED BY OPERATING ACTIVITIES                  (1,330,060)   (1,024,227)
                                                     ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                  (2,322)     (103,187)
      Purchases of assets not yet placed in               (99,931)            -
      Improvements to repossessed mobile homes            (22,807)            -
      Proceeds from sales of repossessed mobile           176,723        31,506
      Investment in and advances to Parkwood
        Estates Mobile Home Park L.C.                    (251,198)     (616,607)
      Finance and floor plan receivables
        originated and purchased                       (3,837,314)   (1,722,543)
      Repayments of finance and floor plan
        receivables                                     1,110,885       220,459
                                                      ------------ -------------
CASH USED BY INVESTING ACTIVITES                       (2,925,964)   (2,190,372)
                                                     ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of secured notes           3,977,000     4,362,000
      Repayments of secured notes payable                 (63,000)            -
      Decrease (increase) in affiliate receivables          5,463      (244,728)
      Cash paid for deferred debt issuance costs         (394,066)     (436,200)
                                                     ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               3,525,397     3,681,072
                                                     ------------  -------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                             (730,627)      466,473

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR            1,282,906       816,433
                                                     ------------  -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                $   552,279   $ 1,282,906
                                                     ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  - Interest paid                                     $   493,447   $   387,326
                                                     ============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - During the years ended December 31, 1999 and 1998 respectively, approximately $263,600 and $117,000 of finance receivables were reclassified to repossessed mobile homes when certain of our customers defaulted on their obligations to us.

--------------------------------------------------------------------------------

See notes to financial statements.

                       STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                     NOTES TO FINANCIAL STATEMENTS AS OF AND

                       FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------



NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc. ("we", "us", "our") was incorporated under the laws of the state of Florida on January 3, 1997. We are primarily engaged in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. We also own and rent mobile homes located in the Halliday Village Mobile Home Park, and have a 25% ownership interest in a mobile home park located in Hillsborough County, Florida (see Note F). Our operations are located in Tampa, Florida and substantially all of our customers are Florida residents.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and anticipate that we will continue to incur operating losses for the foreseeable future. In addition, as of December 31, 1999 we have a stockholders' deficit of approximately $1,868,000, and as of November 30, 2000 (the date of our independent auditors' report) we do not have the funds in place to meet certain obligations, which are due in 2001 and beyond. Accordingly, our ability to continue as a going concern is dependent upon our ability to raise the necessary debt and/or equity financing to enable us to meet our obligations and fund our anticipated future operating expenses. As discussed in Note J, we are currently offering $3,000,000 of secured notes payable through a private placement memorandum. In addition, we are currently considering the possibility of selling a portion of our finance receivables (we are negotiating with several entities), and we may sell our interest in Parkwood Estates Mobile Home Park, LLC. If we are successful in raising funds, we intend to use a portion of the proceeds to purchase mobile homes at discounted prices from other companies and dealers in our industry, and then market them for sale at significantly higher prices than our cost basis. If successful, this strategy could greatly improve our cash flow and results of operations. However, there is no assurance that we will be successful in our efforts with respect to these matters. These factors among others indicate that we may be unable to continue as a going concern for a reasonable period of time.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

Our financial statements are prepared using the accrual method of accounting.

Revenue Recognition

We recognize interest income on finance receivables and fees charged on floor plan receivables using the interest (actuarial) method. Unearned finance charges are rebated to customers under the Rule of 78's method. The difference between income previously recognized under the interest (actuarial) method and the rule of 78's method is recognized as an adjustment to interest income at the time of the rebate. Accrual of interest income on finance receivables is generally suspended when no payment has been received for ninety days; the accrual of income is not resumed until management believes such interest is collectible.

We record mobile home sales and related costs of mobile homes sold when the closing has occurred and title has passed.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include the appropriate level of allowance for credit losses which can be significantly impacted by future industry, market, and economic trends and conditions. Actual results could differ significantly from our estimates.

Financial Instruments

We believe the book value of our cash and cash equivalents, mobile home floor plan receivables, and accrued and other liabilities approximates their fair values due to their short-term nature. In addition, we believe the book value of our finance receivables and secured notes payable approximates their fair values as the current interest rates on such items approximate rates at which we could negotiate similar types of lending and/or borrowing arrangements. It was not practicable to estimate the fair value of our investment in and advances to Parkwood and/or our affiliate receivables due to the lack of similar type arrangements in the marketplace, and because of the uncertainty surrounding the date the amounts will be recovered.

Finance Receivables

Finance receivables, that we intend to hold for the foreseeable future or until maturity or payoff, are reported at their outstanding unpaid principal balances, reduced by any charge-off or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans. We have entered into agreements with dealers that establish the allowance for credit losses through non-refundable acquisition discounts to protect us from potential losses associated with the financing of installment sales contracts. All or a portion of these negotiated discounts are available to absorb credit losses. Credit loss experience, contractual delinquency of loan receivables, the value of underlying collateral and current economic conditions are factors we use in negotiating the discounts and assessing the overall adequacy of the discounts to absorb losses.

We have attempted to maintain the allowance at a level consistent with anticipated loan charge offs, and if necessary we will charge earnings when the negotiated discounts do not appear adequate to absorb losses. We calculate our provision for credit losses based on changes in the present value of expected future cash flows of our loans discounted at the loan's effective interest rate in accordance with Financial Accounting Standards No. 114. At December 31, 1999, we believe the unamortized discount balance is adequate to cover potential loan losses. Accordingly, the accompanying statements of operations do not include provisions for loan losses.

We generally initiate repossession proceedings when an account is more than two payments contractually past due, but the repossession process is accelerated for loans which become delinquent in the first or second payment.

Inventories

Inventories, which consist of mobile homes and related improvements, are valued at the lower of cost or market.

Investment in Parkwood Estates Mobile Home Park, L.C. ("Parkwood")

We use the equity method to account for our 25% ownership interest in Parkwood.

Long-Lived Assets

We periodically review our long-lived assets for indications of impairment. If the value of an asset is considered impaired, an impairment loss would be recognized. At December 31, 1999, we believe all of our long-lived assets are recoverable.

Property and Equipment

Our property and equipment is stated at cost. Major additions are capitalized, while minor additions and maintenance and repairs which do not extend the useful lives of our assets are expensed as incurred. Depreciation is computed using either an accelerated method or the straight-line method over the assets' estimated useful lives of 5 to 27.5 years.

Deferred Debt Issuance Costs

Direct costs incurred to register and issue the secured notes payable are deferred and amortized to interest expense over the lives of the notes using the interest method.

Advertising Costs

We expense advertising costs as they are incurred. Advertising expenses approximated $54,000 and $2,000 during the years ended December 31, 1999 and 1998, respectively.

Repossessed Mobile Homes

Repossessed mobile homes are initially recorded at the lower of the assets' estimated fair market value or the unpaid balance of the related loan at the time of repossession. Costs of capital improvements are added to the carrying amount of the repossessed property, to the extent they do not result in the carrying amount exceeding net realizable value.

Income Taxes

We have elected to be taxed under Subchapter S of the Internal Revenue Code, and accordingly, we are not subject to income taxes as our results of operations flow through to our stockholders for inclusion in their personal income tax returns.

Loss Per Common Share

We compute net loss per share in accordance with SFAS No. 128 "Earnings per Share" ("SFAS No. 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the number of common and common equivalent shares outstanding during the period. As of December 31, 1999 and 1998, we did not have any common equivalent shares outstanding. The weighted average number of common shares outstanding during the years ended December 31, 1999 and 1998 was 1,000.

Statement of Cash Flows

For purposes of the statement of cash flows, we consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Reclassifications

Certain amounts in the 1998 financial statements have been reclassified to conform with their 1999 presentation.

NOTE C - FINANCE RECEIVABLES - NET

Finance receivables consist of the following at December 31, 1999:

   Finance receivables, gross                             $13,582,908
   Less unearned finance charges                           (9,538,625)
                                                          ------------
   Finance receivables, principal                           4,044,283
   Less allowance for loan losses (See Note B- Finance
          Receivables)                                       (179,390)
                                                          ------------
   Finance receivables, net                               $ 3,864,893
                                                          ============

At December 31, 1999, our finance receivables have terms ranging from 5 to 30 years and stated interest rates ranging from 12.9% to 17.9%. At December 31, 1999, no accrual of interest had been suspended on finance receivables.

Principal collections on finance receivables approximated $216,000 for the year ended December 31, 1999. These collections approximated 7.5% of the average outstanding principal balance for 1999. Contractual maturities of the finance receivables by year are approximately as follows:

      Years Ending
      December 31,                                       Amounts
      ------------                                       -------
           2000                                     $    697,000
           2001                                          697,000
           2002                                          697,000
           2003                                          697,000
           2004                                          697,000
           Thereafter                                 10,098,000
                                                    ------------
           Total                                     $13,583,000
                                                    ============

Changes in the allowance for credit losses during the year ended December 31, 1999 were as follows:

      Beginning balance                                $ 131,235
      Additions to loan loss reserves arising
        from discounts on purchased loans                 62,464
      Discounts accreted to income (see Note B-
        Finance Receivables)                                   0
      Finance receivables charged off                    (14,309)
                                                      -----------

      Ending balance                                   $ 179,390
                                                      ===========

      % of  finance receivables                              4.6%
                                                      ===========

NOTE D - PROPERTY AND EQUIPMENT-NET

Property and equipment consists of the following at December 31, 1999:

    Rental mobile homes                                 $      215,702
    Furniture, fixtures and office equipment                    69,307
    Less accumulated depreciation                              (55,002)
                                                        ---------------
    Property and equipment - net                        $      230,007
                                                        ===============



NOTE E - SECURED NOTES PAYABLE

Secured notes payable bear interest at 10.5%, require interest to be paid monthly and mature in full on June 30, 2002. The notes, which are secured by a first lien on our installment sales contracts, may be prepaid in whole or in part at any time without premium or penalty. We had registered $9.9 million of such notes and as of the termination date of the offering (June 30, 1999) had sold substantially all of these notes. Approximately $63,000 of the notes were repaid in 1999 at the respective note holder's request. In addition, through November 30, 2000 (the date of our independent auditors' report), we have repaid additional notes having a principal balance of approximately $99,800.

NOTE F - INVESTMENT IN AND ADVANCES TO PARKWOOD

We have a 25% ownership interest in Parkwood, which was formed in 1998 for the purpose of purchasing, and leasing Parkwood Estates Mobile Home Park in Hillsborough County, Florida. The remaining 75% interest is owned by Anthony Sutter (our President and majority stockholder). Summarized financial information for Parkwood as of and for the year ended December 31, 1999 and for the period ended December 31, 1998 is as follows:

                            SUMMARIZED BALANCE SHEET

ASSETS

Property and equipment                                 $ 2,243,596
Loan acquisition costs, net                                 29,162
Other                                                       18,894
                                                       ------------

Total                                                  $ 2,291,652
                                                       ============

LIABILITIES AND MEMBERS' CAPITAL

Mortgage notes payable to Bank of America              $ 1,696,103
Due to affiliate                                           306,198
Accrued and other liabilities                               21,340
                                                       ------------
   Total liabilities                                     2,023,641
                                                       ============

Members' Capital:
Sterling Financial Services of Florida I, Inc.             488,209
Anthony Sutter                                            (220,198)
                                                       ------------
   Total members' capital                                  268,011
                                                       ------------

Total                                                  $ 2,291,652
                                                       ============


                       SUMMARIZED STATEMENT OF OPERATIONS

                                              1999                    1998
                                           ----------              ----------
 Revenue                                   $  196,501             $  50,666
 Operating expenses                          (432,379)             (108,384)
                                           ----------              ----------
 Net Loss                                  $ (235,878)            $ (57,718)

The due to affiliate above arises from advances under a line of credit arrangement with us, whereby as of December 31, 1999, we had agreed to advance Parkwood up to $350,000 to fund cash flow needs (we have periodically increased this borrowing amount as Parkwood's circumstances warranted). Advances under the arrangement accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms. During the years ended December 31, 1999 and 1998, we recognized interest income of approximately $20,000 and $1,000, respectively as a result of such advances. None of the advances and/or related accrued interest receivable has been paid by Parkwood through December 31, 1999; accordingly interest and fees receivable includes approximately $21,000 due from Parkwood as of December 31, 1999.

Through November 30, 2000 (the date of our independent auditors' report), Parkwood had borrowed approximately $460,000 from us under this arrangement.

NOTE G - OTHER RELATED PARTY TRANSACTIONS

We have advanced the following funds to various entities owned by Anthony Sutter, our President and majority stockholder as of December 31, 1999:

        Oak Bend Mobile Home Park                $   123,231
        Hidden Oaks Mobile Home Park                  43,250
        SFS, Inc.                                     29,679
        Halliday Mobile Home Park                     20,855
        Regency Oaks Mobile Home Park                 18,500
        Sterling Homes, Inc.                          16,300
                                                 ------------
        Total                                    $   251,815
                                                 ============

With the exception of the advance to SFS, Inc., which is non-interest bearing, all of the advances bear interest of 12.9% and have no specified repayment terms as to principal or interest. Also, all of the advances are unsecured except for the advances to Oak Bend Mobile Home Park which are secured by a second mortgage on such entity's land and improvements. During the years ended December 31, 1999 and 1998, we recognized interest income of approximately $14,500 and $2,400, respectively from the above affiliates. At December 31, 1999, interest and fees receivable in the accompanying balance sheet includes approximately $16,000 of accrued interest owed from these affiliates.

We have entered into an agreement with Sterling Financial Services, Inc. ("SFS, Inc."), a related party by virtue of Anthony Sutter's ownership of such entity, whereby SFS, Inc. manages our operations and provides all services in connection with origination and servicing of receivables. As consideration for these services, we pay SFS, Inc. a management fee of 120% of its annual expenses. Management fees paid to SFS, Inc. including direct and indirect charges allocated to us, during the years ended December 31, 1999 and 1998 approximated $543,000 and $442,000 respectively.

Prior to April 1998, we leased certain office space for our administrative operations, under an oral agreement, from Halliday Village M.H.P. ("Halliday"), a related party by virtue of Anthony Sutter's ownership. This space was leased on a month-to-month basis for $2,200 per month. Subsequent to April 1998, this arrangement was changed whereby our rent was paid by SFS, Inc.; accordingly, subsequent to this date such expenses are included in management fees discussed above.

Prior to November 1999, we also rented certain lots from Halliday under month to month arrangements for 18 mobile home rental units we own. During the years ended December 31, 1999 and 1998, we paid rents to Halliday of approximately $75,000 and $95,000 respectively. Beginning in November 1999, we began to lease these mobile homes directly to Halliday for aggregate rent of $2,300 per month. We received approximately $4,600 under this arrangement for the months of November and December 1999; these amounts, along with the rentals received under our prior arrangement, are included in rental revenues in the accompanying statements of operations.

NOTE H - PROFORMA NET LOSS AS IF THE COMPANY WAS A "C" CORPORATION


If we had elected to be taxed as a "C" corporation we would have been required to record a provision or benefit for income taxes. The following information presents the proforma net losses for the years ended December 31 1999 and 1998 as if we were a "C" corporation. The presentation used is in accordance with Financial Accounting Standards Statement No. 109, "Accounting for Income Taxes".

                                                1999            1998
                                                ----            ----

Loss before income taxes                    ($944,226)        ($772,257)
      Income tax expense (benefit)                  0                 0
                                            ----------        ----------

      Net loss                              ($944,226)        ($772,257)
                                            ==========        ==========

No benefit for income taxes has been assumed above because the realizability of such benefit, and the related deferred income tax asset, do not meet the required recognition standards established by SFAS 109.

NOTE I - CONCENTRATIONS OF CREDIT RISK

Financial instruments, which potentially subject us to concentrations of credit risk consist primarily of receivables, the investment in and advances to Parkwood and cash and cash equivalents. As of December 31,1999 we have made advances of approximately $558,000 to entities wholly or majority owned by Anthony Sutter. Because of this, and since substantially all of our receivables and our investment in and advances to Parkwood arise from customers or entities located in Florida, it is at least reasonably possible that we could experience a severe impact on our operations if the Florida economy had a downturn. We believe risk with respect to finance and mobile home floor plans is partially mitigated because the receivables are collateralized by the mobile homes purchased by our customers.

With respect to cash balances, we maintain all of our cash and cash equivalents at one high quality FDIC insured institution, which accounts at times, might exceed federally insured limits. We have not experienced any losses in such accounts.

NOTE J - SUBSEQUENT EVENT

In March 2000, we offered, through a private placement memorandum, subscriptions for a maximum of 3,000 secured notes in the principal amount of $1,000 each. The notes bear simple interest at the rate of 10% per annum (the notes are interest only, payable monthly, through March 31, 2005, at which time all principal and any accrued interest is payable in full). The notes, which may be prepaid in whole or in part at any time without premium or penalty, will be secured by a first lien on the assets acquired with the proceeds of the notes. The notes are being offered on best efforts, no minimum basis, by brokers who are members of the National Association of Security Dealers. As such, there will be no escrow of any of the proceeds of the offering and we will have the immediate use of such funds to finance our operations. Through November 30, 2000 (the date of our independent auditors' report), we have sold approximately $1,043,000 of notes under this private placement memorandum. The offering is for a period of twelve months (or through March 7, 2001), which termination date may be extended through June 30, 2001 at our discretion.

-----------------------------------------------------------------------

              The remainder of this page intentionally left blank.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

      NONE

              The remainder of this page intentionally left blank.

                                    PART III.

ITEM  9  -  DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

      Set forth below is certain information as of December 31, 1999 with respect to any persons known to us to be the beneficial owner of more than 5% of our Common Stock and of the Common Stock owned by our sole officer and director.

                                                  Amount and
                                                   Nature of
                                                  Beneficial
 Name of Beneficial Owner    Title of Class        Ownership       % of Class

Anthony A. Sutter                Common                  800              80%

Judith   Estrin,   Trustee;      Common                  200              20%
                                                         ---              ---

All officers and  directors                              800              80%
as a group (1 person)                                    ===              ===
----------------------------

     Anthony A. Sutter, age 49 has been ours and the Servicing Company's President, Chief Executive Officer, Secretary, Treasurer and Sole Director since inception. He has also been the sole officer and director of Sterling Properties Management, Inc., a Tampa, Florida property management company, and for four Florida corporations owning mobile home parks in Florida (Halliday Village Mobile Home Park, Inc., Oak Bend Mobile Home Park, Inc., Hidden Oaks Mobile Home Park, Inc., and Regency Oaks Mobile Home Park, Inc.). As previously mentioned, Mr. Sutter also owns a 75% interest in the Park. He received a B.S. degree in Accounting and Economics from St. Louis University, St. Louis, Missouri in 1973. He has been involved in the residential housing business for 27 years, during which time he has owned, managed and operated many properties, including mobile home parks.

     We do not have a written employment agreement with Mr. Sutter. The Servicing Company, based upon available funds, with no other limitation, will pay all compensation paid to Mr. Sutter. No compensation has been paid to Mr. Sutter directly by us since our inception.

ITEM 10 - EXECUTIVE COMPENSATION

      Name               Position                         Compensation

      Anthony A. Sutter  President, Chief Executive           NONE
                         Officer, Secretary, Treasurer
                         and Sole Director

      We do not directly pay salaries to Management. Management would receive salaries from the Servicing Company, which salaries would be allocated between Affiliated Corporations and us (see "Business - Relationship with Servicing Company - Servicing Agreement"). Mr. Sutter receives no salary from us, nor did he receive any salary from the Servicing Company in 1999. Accordingly no officer, director or employee of the Corporation receives compensation attributable to services rendered to us in excess of $100,000 per year. However, because the Servicing Company is an S Corporation, Mr. Sutter periodically receives distributions of cash from the Servicing Company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Set forth below is certain information as of December 31, 1999 with respect to any persons known to us to be the beneficial owner of more than 5% of our Common Stock and of the Common Stock owned by our sole officer and director.

                                                  Amount and
                                                   Nature of
                                                  Beneficial
 Name of Beneficial Owner    Title of Class        Ownership       % Of Class

Anthony A. Sutter                Common                  800              80%

Judith   Estrin,   Trustee;      Common                  200              20%
                                                         ---              ---

All officers and  directors                              800              80%
as a group (1 person)                                    ===              ===


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Sutter is President, Chief Executive Officer, Secretary, Treasurer and Sole Director of both the Servicing Company and us. Mr. Sutter owns the controlling interest in both the Servicing Company and us. Mr. Sutter also owns all or a majority of the following entities with which we have, or have had, transactions:

           Entity                               %age owned by Mr. Sutter

      Hidden Oaks Mobile Home Park             100%
      Regency Oaks Mobile Home Park            100%
      Sterling Homes, Inc.                     100%
      Halliday Village Mobile Home Park        100%
      Oak Bend Mobile Home Park                100%
      Parkwood Estates Mobile Home Park L.C.    75%

We have advanced the following amounts to some of the entities mentioned above (see separate disclosure below relative to our investment in and advances to Parkwood Estates Mobile Home Park L.C.:

                                             1999                   1998
                                             ----                   ----

      Oak Bend Mobile Home Park            $123,231              $      -
      Hidden Oaks Mobile Home Park           43,250                 8,000
      The Servicing Company                  29,679               226,978
      Halliday Village Mobile Home Park      20,855                     -
      Regency Oaks Mobile Home Park          18,500                 6,000
      Sterling Homes, Inc.                   16,300                16,300
                                          ----------              -------
      Total                                $251,815              $257,278
                                          ==========              =======

With the exception of the advance to the Servicing Company, which is non-interest bearing, all of the advances bear interest at 12.9%, and have no specified repayment terms as to principal and interest. Also, all of the advances are unsecured except for the advances to Oak Bend Mobile Home Park, which are secured by a second mortgage on such entity's land and improvements. During the years ended December 31, 1999 and 1998, we recognized interest income of approximately $14,500 and $2,400, respectively under the above advances. At December 31, 1999, interest and fees receivable includes approximately $16,000 of accrued interest owed from these entities.

      Pursuant to the Servicing Agreement, the Servicing Company acts as our agent. During the years ended December 31, 1999 and December 31, 1998, we paid management fees of approximately $542,800 and $442,300, respectively to the Servicing Company under the terms of the Servicing Agreement. For a description of the Servicing Agreement, see "Business - Relationship with Servicing Company
- Servicing Agreement."

      Our executive offices are located at 12408 North Florida Avenue, Tampa, Florida. Pursuant to an oral agreement, prior to April 1998, we leased this space from Halliday, on a month-to-month basis for $2,200 per month. Subsequent to April 1998, this arrangement was changed whereby the Servicing Company paid our rent to Halliday and accordingly, subsequent to such date, these expenses are included in the management fees discussed above.

      Prior to November 1999, we also rented lots from Halliday under month-to-month arrangements for 18 mobile home rental units we own. During the respective years ended December 31, 1999 and 1998, we paid lot rents of approximately $75,000 and $95,000 to Halliday under these arrangements. Beginning in November 1999, we made the decision to enter an informal arrangement with Halliday, whereby Halliday has agreed to rent all of our units from us. Accordingly, subsequent to November 1999, we no longer receive rent payments from individual tenants and no longer pay lot rent to Halliday; rather we receive mobile home rent from Halliday in the amount of approximately $2,300 per month. As a result thereof, we recognized approximately $4,600 of rental income from Halliday during the year ended December 31, 1999. This amount is included in rental revenues in the accompanying statements of operations (see Financial Statements).

         During the year ended December 31, 1998, we purchased a 25% interest in Parkwood Estates Mobile Home Park, L.C. for approximately $561,000. In addition, we initially agreed to advance the Park up to a maximum of $350,000 to fund its cash flow needs. Because of continuing losses at the Park (100% of which have been funded by us under the aforementioned arrangement) we have routinely increased the amount that the Park is able to borrow from us. As of December 31, 1999 and 1998, we had advanced approximately $306,000 and $55,000 to the Park under this arrangement. In addition, as of January 31, 2001, we had advanced approximately $500,000 to the Park. The advances bear interest at 12.9%, are unsecured and have no specified repayment terms as to principal and interest. During the years ended December 31, 1999 and 1998, we recognized approximately $20,000 and $1,000 of interest income on these advances. None of this interest, and or the advances, have been paid to us by the Park and accordingly, interest and fees receivable includes approximately $21,000 due from the Park as of December 31, 1999.

ITEM 13-EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORMS 8-K

Exhibits - None.
--------
Financial Statement Schedules - None.
-----------------------------
Reports on Form 8-K - None.
--------------------




             The remainder of this page intentionally left blank.

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

Dated:  February 15, 2001


      In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

SIGNATURE                   TITLE                            DATE
---------                   -----                            ----

                            Director, Chief Accounting        February 15, 2001
                            Officer