Form 10QSB
period 2000-03-31
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 2001-11-16
CIK 1031279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                  For the quarterly period ended March 31, 2000

( )  Transition  report  pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from ____________ to ____________ .

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

                                 YES ( ) NO (X)

Indicate the number of shares  outstanding  of each of the  issuer's  classes of stock as of October 31, 2001.

                               1,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                 Sterling Financial Services of Florida I, Inc.

                              INDEX TO FORM 10-QSB

PART I.          FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

        Balance Sheets as of March 31, 2000 and December 31, 1999.............. 3

        Statements of Operations for the three-months ended
        March 31, 2000 and 1999................................................ 4

        Statement of Stockholders' Deficit for the three-months
        ended March 31, 2000................................................... 5

        Statements of Cash Flows for the three-months ended
        March 31, 2000 and 1999................................................ 6

        Notes to Financial Statements.......................................... 7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations (including Cautionary Statement)..............10

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.......................................................13
Item 2. Changes in Securities...................................................13
Item 3. Defaults Upon Senior Securities.........................................13
Item 4. Submission of Matters to a Vote of Securities Holders...................13
Item 5. Other Information.......................................................13
Item 6. Exhibits and Reports on Form 8-K........................................13

Signatures                                                                      13

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                 BALANCE SHEETS

                                                                  March 31,
                                                                    2000               December 31,
ASSETS                                                          (Unaudited)               1999

Cash and cash equivalents                                       $   112,366         $    552,279

Receivables:
Finance - net                                                     3,962,448            3,864,893
Mobile home floor plan                                              209,975              265,686
Affiliate                                                           262,764              251,815
Interest and fees                                                    83,696              104,766
Other                                                                     -                5,943
     Total receivables                                            4,518,883            4,493,103

Inventories                                                       1,093,814            1,105,720

Investment in and advances to Parkwood Estates Mobile
Home Park, L.C.                                                     808,717              794,407

Property and equipment - net                                        333,780              230,007

Other assets:
Deferred debt issuance costs - net                                  616,403              675,761
Assets not yet placed in service                                          -               99,931
Repossessed mobile homes                                            134,512              133,672

    Total other assets                                              750,915              909,364

TOTAL                                                           $ 7,618,475         $  8,084,880
                                                                ============        =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                                           $ 9,865,000         $  9,888,000
Accrued and other liabilities                                        52,345               63,900
  Total liabilities                                               9,917,345            9,951,900

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000 shares authorized,
1,000 shares issued and outstanding                                   1,000                1,000
Deficit                                                          (2,298,870)          (1,868,020)
  Total stockholders' deficit                                    (2,298,870)          (1,867,020)

TOTAL                                                           $ 7,618,475         $  8,084,880                                                                                                                       $
                                                                ============        =============

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three-Months             Three-Months
                                                   Ended                    Ended
                                               March 31, 2000           March 31, 1999
REVENUES:
Mobile home sales                               $  128,700               $  354,700
Interest and fee                                   165,394                  153,709
Rental                                               7,014                   30,230
Other                                                3,773                      333
      Total revenues                               304,881                  538,972

OPERATING EXPENSES:
Cost of mobile homes sold                          119,470                  277,420
Management fees - Related Party                    118,452                  158,396
Provision for credit losses                        100,000                        -
Interest                                           317,622                  205,969
Rent expense                                        27,325                        -
Professional fees                                   10,550                   10,000
Costs of rental                                          -                   23,129
Depreciation                                         6,714                    6,619
Equity in loss of Parkwood Estates
 Mobile Home Park, L.C.                             10,027                   11,686
Other                                               26,571                   41,287
    Total operating expenses                       736,731                  734,506

NET LOSS                                        $ (431,850)              $ (195,534)
                                                ===========              ===========

LOSS PER COMMON SHARE                           $  (431.85)              $  (195.53)
                                                ===========              ===========

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                   (Unaudited)

                                      Common Stock
                                     Shares   Amount       Deficit        Total

Balances, December 31, 1999          1,000    1,000    $ (1,868,020) $ (1,867,020)

Net loss for three-months ended
   March 31, 2000                        -         -       (431,850)     (431,850)

Balances, March 31, 2000             1,000  $  1,000   $ (2,299,870) $ (2,298,870)
                                    ======= =========  ============= =============

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Three-Months    Three-Months
                                                                    Ended           Ended
                                                                March 31,2000   March 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $ (431,850)     $  (195,534)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation                                                     6,714            6,619
    Amortization of deferred debt issuance costs                    59,358           37,166
    Equity in loss of Parkwood Estates Mobile Home Park, L.C.       10,027           11,686
    Provision for credit losses                                    100,000
    Management fees - Related Party                                      -          157,889
    Decrease (increase) in inventories                              11,906         (402,028)
    Decrease (increase) in interest and other receivables           27,013          (34,298)
    Decrease in accrued and other liabilities                      (11,555)         (10,250)

NET CASH USED IN OPERATING ACTIVITIES                             (228,387)        (428,750)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                               (10,556)         (32,978)
 Advances to Parkwood Estates Mobile Home Park, L..C.              (24,337)         (45,603)
 Proceeds from sales of repossessed mobile homes                    69,186           82,008
 Net increase in finance receivables                              (267,581)        (813,548)
 Net decrease (increase) in floor plan receivables                  55,711         (238,478)

NET CASH USED BY INVESTING ACTIVITIES                             (177,577)      (1,048,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of secured notes payable                        -          868,000
  Repayment of secured notes payable                               (23,000)               -
  Increase in affiliate receivables                                (10,949)         (67,155)
  Cash paid for deferred debt issuance costs                             -          (87,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES                          (33,949)         713,845

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (439,913)        (763,504)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     552,279        1,282,906

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $  112,366      $   519,402
                                                                ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                   $  259,297      $   168,803
                                                                ===========     ============

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A- FORMATION AND OPERATIONS OF THE COMPANY

Sterling Financial Services of Florida I, Inc, ("we", "us", "our") was
incorporated under the laws of the state of Florida on January 3, 1997. We are primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. We also own and rent mobile homes located in the Halliday
Village Mobile Home Park ("Halliday"), and own a 25% ownership interest in
Parkwood Estates Mobile Home Park, L.C. ("Parkwood"); which owned a mobile home park located in Hillsborough County, Florida (this mobile home park was sold in
2001 - see Note F). Our operations are located in Tampa, Florida and substantially all of our customers are Florida residents.

GOING CONCERN

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and have continued to incur operating losses through the date of filing of this 10-QSB. In addition, as of March 31, 2000, we have a stockholders' deficit of approximately $2,299,000, and we currently do not have the funds in place to repay the notes payable discussed at Note C (the "Notes").
Accordingly, our ability to continue as a going concern is dependent upon our ability to generate sufficient cash to pay (1) our anticipated future operating expenses and (2) the Notes. As discussed at Note F, subsequent to March 31,
2000, we have funded our operations primarily from cash generated from (1) sales of additional secured notes under a private placement memorandum; (2) the sale of certain finance receivables to an unrelated third party; and (3) the return of a significant portion of the funds we invested in and advanced to Parkwood.
In addition to paying our operating expenses, we are attempting to use a portion of the proceeds to purchase mobile homes at discounted prices from other companies and dealers in our industry, with the intention of trying to market them for sale at significantly higher prices than our cost. However, we have had limited success with this strategy through October 30, 2001, and there is no assurance that we will be successful with this strategy in the future, or that we will have the cash in place to pay the Notes.

Our financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NOTE B- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principals generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Rule
10-1 of Regulation S-X of the Securities and Exchange Commission (the "SEC").
Accordingly, these financial statements do not include all of the footnotes required by such principals. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 1999 contained in our Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principals requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of the revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include the appropriate level or allowance for credit losses which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ significantly from our estimates.

Provision for Credit Losses

At December 31, 1999, we believed the allowance for loan losses was adequate to cover potential loan losses. Because of increased losses associated with repossessed mobile homes, the sale of the loans discussed at Note F, and potential for sales of additional loans, we recorded a provision for credit losses of $100,000 during the quarter ended March 31, 2000. We believe this amount will approximate 25% of the total provision for credit losses to be recorded during the year ended December 31, 2000.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three-months ended March 31, 2000 and
1999 was 1,000.

Reclassifications

Certain amounts in the March 31, 1999 financial statements have been reclassified to conform with the March 31, 2000 presentation.

NOTE C- SECURED NOTES PAYABLE

The Notes bear interest at 10.5%, with interest payable monthly, and mature on
June 30, 2002. They are secured by a first lien on any assets acquired with the proceeds from their sale, and may be prepaid in whole or in part at any time without premium or penalty.

NOTE D- SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three-months ended March 31, 2000 and 1999, respectively, approximately $70,000 and $59,000 of finance receivables were reclassified to repossessed mobile homes when certain of our customers defaulted on their receivables. In addition, during the three months ended March 31, 2000, property and equipment increased by approximately $99,900 when certain computer software was reclassified from "Assets not yet placed in service".

NOTE E - RELATED PARTY TRANSACTIONS

Sterling Financial Services, Inc. ("SFS"), a related party by virtue of Anthony
Sutter's ownership of SFS (Mr. Sutter is our President and majority stockholder), provides management services to us and also provides all services in connection with the origination, purchase and servicing of our receivables.
As consideration for these services, we pay SFS a management fee of 120% of its expenses. Management fees expensed under this arrangement during the three-months ended March 31, 2000 and 1999 approximated $118,500 and $158,400, respectively. With respect to the latter, we had effectively prepaid these amounts at December 31, 1998 by advancing SFS approximately $227,000 as of such date. Accordingly, during the quarter ended March 31, 1999, we reduced our receivable from SFS for the aforementioned management fees, and reflected this transaction as an adjustment to reconcile the net loss to net cash used in operating activities in the accompanying March 31, 1999 statement of cash flows.
At March 31, 1999, we had remaining advances to SFS of approximately $69,000, which amount was expensed as management fees in the second quarter of 1999.

We periodically advance funds to other entities owned by Mr. Sutter. As of March
31, 2000, receivables from these affiliated entities consisted of the following:

             Oak Bend Mobile Home Park               $     123,231
             Hidden Oaks Mobile Home Park                   43,250
             SFS                                            47,228
             Halliday Mobile Home Park                      14,255
             Regency Oaks Mobile Home Park                  18,500
             Sterling Homes, Inc.                           16,300

             Total                                   $     262,764
                                                     =============

        With the exception of the advances to SFS, Inc. (which is non-interest bearing), and Oak Bend Mobile Home Park discussed below, all of the advances are unsecured, bear interest of 12.9% and have no specified repayment terms as to principal or interest.

The receivable from Oak Bend Mobile Home Park bears interest at 12.9%, is secured by a second mortgage on such entity's land and improvements and is payable in monthly installments of interest only until November 1, 2009, at which time any remaining principal and accrued interest is due.

Prior to April 1998, and beginning again on January 1, 2000, we rented our operating facility from Halliday under an oral agreement requiring monthly rent of $2,200. During the period between April 1998 and December 31, 1999, our rent was included in the expenses of SFS; accordingly, during such period, this expense was included as part of the management fees discussed above.

We also own 18 mobile home rental units, which are located on lots owned by
Halliday. Prior to November 1999, we rented these lots from Halliday under month-to-month arrangements. During the quarter ended March 31,1999, we received rental income of approximately $30,000 from our tenants, and paid related lot rent to Halliday of approximately $22,000 (this latter amount is included in costs of rental in the accompanying 1999 statement of operations). Beginning in
November 1999, we began to rent these mobile homes directly to Halliday for aggregate rent of $2,300 per month. In connection with this arrangement,
Halliday has agreed to be responsible for all expenses associated with the mobile homes. As a result thereof, net rental income from these mobile homes was approximately $7,000 during each of the quarters ended March 31, 2000 and 1999.

During the three-months ended September 30, 1998, we purchased a twenty-five percent interest in Parkwood for approximately $561,600; such entity was formed in August 1998 for the purpose of purchasing, selling and leasing Parkwood
Estates Mobile Home Park (the "Park"). The remaining 75% interest is owned by
Anthony Sutter. In addition to such investment, we have been funding the negative cash flow of Parkwood under an informal line of credit. At March 31,
2000, we had net advances of approximately $330,500 due from Parkwood (advances of approximately $351,220 less rent of approximately $20,700 charged to us by
Parkwood during the quarter ended March 31, 2000). With respect to such rent, commencing January 1, 2000, Parkwood began charging us monthly lot rent of $200 for each lot on which we held a mobile home for sale (prior to such date,
Parkwood did not charge rent to us). The advances accrue interest at a fixed rate of 12.9%, are unsecured and have no specified repayment terms as to principal and/or interest.

NOTE F- SUBSEQUENT EVENTS

In March of 2000, we offered through a private placement memorandum, subscriptions for a maximum of 3,000 secured notes in the principal amount of
$1,000 each. Through March 31, 2001, (the termination date of this offering), we generated net cash flow of approximately $1,200,000 from the sale of these secured notes (sales of notes having a principal balance of $1,333,000 less related debt issuance costs of $133,000).

In March 2001, we generated cash of approximately $561,000 when we sold certain finance receivables having a principal balance of approximately $724,000 to an unrelated third party. The difference between the amount received and the net book value of these loans will be charged to the allowance for loan losses as of the date of the sale.

In June 2001, we received cash of approximately $995,000 when Parkwood sold the
Park. As a result thereof, we recognized a loss of approximately $71,000 on our investment, which loss will be recognized in the statement of operations as of the date of sale.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with our balance sheet as of December 31, 1999 and the financial statements as of and for the three-months ended March 31, 2000 and 1999 included with this Form 10-QSB.

We are primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. We also own and rent mobile homes located in the Halliday
Village Mobile Home Park ("Halliday"), and have a 25% ownership interest in
Parkwood Estates Mobile Home Park, L.C. ("Parkwood") which was formed in 1998 for the purpose of purchasing, and leasing Parkwood Mobile Home Park in
Hillsborough County, Florida (the "Park"). Halliday and Parkwood are related to us by virtue of Anthony Sutters's majority ownership Halliday, Parkwood, and of our common stock. Our operations are located in Tampa, Florida and substantially all of our customers are Florida residents.

Readers are referred to the  Cautionary  Statement  at page 12, which  addresses forward-looking statements made by us.

RESULTS OF OPERATIONS

During the three months ended March 31, 2000 and 1999, our revenues approximated
$304,900 and $539,000, respectively. This represented a decline of approximately
$234,100 or 43%. Substantially all of this decline was attributable to a reduction of mobile home sales which declined by approximately $226,000. This decline resulted substantially from a lack of traffic by qualified buyers during the quarter ended March 31, 2000 as compared to the quarter ended March 31,
1999. The lack of traffic from qualified buyers also placed pressure on our margins as they declined from approximately 22% for the quarter ended March 31,
1999 to approximately 7% for the quarter ended March 31, 2000.

The only other revenues of significance resulted from interest and fee revenues of approximately $165,400 and $153,700 for the three-months ended March 31, 2000 and 1999, respectively. Interest and fee revenues consisted substantially of interest earned on finance receivables of approximately $148,500 and $106,000 during the respective quarters ended March 31, 2000 and 1999. The increase in such income resulted from the increase in finance receivables subsequent to
March 31, 1999. In addition, we earned interest on cash and cash equivalents of approximately $4,300 and $12,000 during the respective quarters ended March 31,
2000 and 1999. This interest results because of the lag time between the receipt of proceeds from sale of the Notes and the date the funds were invested in finance and/or other interest bearing receivables.

Operating expenses during the three months ended March 31, 2000 and 1999 approximated $736,700 and $734,500, respectively. This small change resulted because the declines in the cost of mobile homes sold and management fees of approximately $158,000 and $39,900, respectively, offset the increase in interest expense of approximately $111,700, and the provision for credit losses of $100,000. The decline in management fees resulted substantially because payroll and other expenses incurred by SFS declined as a result of fewer personnel and out of pocket costs required to perform their responsibilities under the Servicing Agreement.

Interest expense increased from approximately $206,000 for the quarter ended
March 31, 1999 to approximately $317,600 for the quarter ended March 31, 2000.
This represented an increase of approximately $111,600 or 54%. Interest expense arose from interest on the Notes of approximately $259,300 and $168,800 and amortization of deferred debt issuance costs of approximately $59,400 and
$37,200, for the respective quarters ended March 31, 2000 and 1999 (the amortization costs represent non-cash expenses and arise from commissions and other costs incurred to sell the Notes). The significant increase in interest expense resulted from the corresponding increases in the Notes and related deferred debt issuance costs subsequent to December 31, 1998 (at which time the
Note.and related deferred debt issuance costs balances were $5,974,000 and
$515,000, respectively).

Prior to January 1, 2000, we believed the discounts arising from purchased loans provided an adequate allowance for credit losses. However, because of (1)
increased activity in repossessions in 2000 (2) the sale of certain loans at a discount in 2001 and (3) potential for sales of additional loans at a discount, we recorded a provision for

credit losses of $100,000 during the quarter ended March 31, 2000. We believe this amount will approximate 25% of the total provision for credit losses to be recorded during the year ended December 31, 2000.

Costs of rental declined from $23,129 for the quarter ended March 31, 1999 to zero for the quarter ended March 31, 2000. This decline was a result of a change in the arrangement with Halliday relative to the mobile homes we own which are located at Halliday. Prior to November 1999, we rented lots from Halliday under month-to-month arrangements for these mobile home rental units. During the quarter ended March 31,1999, we paid rents to Halliday of approximately $22,000, which amount is included in costs of rental in the accompanying 1999 statement of operations. Beginning in November 1999, we began to lease these mobile homes directly to Halliday for aggregate rent of $2,300 per month, at which time
Halliday agreed to become responsible for all expenses associated with the mobile homes. As a result thereof, during the quarter ended March 31, 2000, we received approximately $7,000 from Halliday, and related costs of rental was zero. Accordingly, the true net change in income received by us as a result of our ownership of these units was less than $100.

Rent expense was $27,325 and zero for the  respective  quarters  ended March 31,
2000 and 1999. This expense resulted from the following:

o       Approximately $20,700 of rent to Parkwood for lots on which our mobile home inventories were located. Prior to such quarter, Parkwood had never charged such rent to us.

o       $6,600 of rent charged to us by Halliday for our operating facility. Prior to April 1998, and beginning again on January 1, 2000, Halliday charged us rent of $2,200 a month for our administrative facility. During the period between April 1998 and December 31, 1999, our rent was included in the expenses of SFS; accordingly, such expense was included as part of the management fees discussed above during this period.

The March 31, 2000 and 1999 results of operations also included recognition of our losses of approximately $10,000 and $11700, respectively in Parkwood. These amounts represent approximately 25% (our ownership percentage) of the total losses generated by Parkwood during such quarter.

There  were no other  individual  expenses  of  significance  for  either of the quarters ending March 31, 2000 or 1999.

The net losses for the respective quarters ended March 31, 2000 and 1999 approximated $331.900 and $195,500, respectively; such losses occurred because our interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities used cash of approximately $228,400 and $428,800 during the respective quarters ended March 31, 2000 and 1999. The net decrease of cash used for operations of approximately $185,600 was primarily attributable to the following factors:

o       During the quarter ended March 31, 1999, our inventories increased by approximately $402,000 as we focused on building up inventories to meet projected demand for mobile homes at Parkwood. Our inventories continued to increase to a level, which we considered to be adequate at December 31,
        1999. Because of this, and because sales activity slowed considerably during the quarter ended March 31, 2000, our purchases of new and used mobile home inventories declined significantly. This decline resulted in a decrease in inventories of approximately $11,900 during such quarter.
        Accordingly, the total net decline in cash used to fund inventory activity approximated $413,900 between the quarters ended March 31, 2000 and 1999.

o       The above decline in cash was partially offset by the increase in cash used to fund our net loss during the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. This increase in cash usage occurred substantially (1) because our net loss for the quarter ended March 31, 2000 was approximately $136,300 higher than our net loss during the quarter ended March 31, 1999 and (2) because we effectively funded our management fee expense of approximately $157,900 for the quarter ended March 31, 1999 in December 1998 (see Note E of the accompanying financial statements for further discussion).

Investing activities used cash of approximately $177,600 and $1,048,600 during the respective quarters ended March 31, 2000 and 1999. This decrease of approximately $871,000 or 83% resulted primarily from activity in finance and floor plan receivables, which increased by approximately $1,052,000 during the quarter ended March 31, 1999 as compared to a net increase of approximately
$211,900 for the quarter ended March 31, 2000. This decline of approximately
$840,100 resulted primarily from decreased loan originations caused by our lack of liquidity during the quarter ended March 31, 2000, and to a lesser extent, a decline in sales of our mobile homes (which we frequently finance).

Cash used by operating and financing activities during the quarter ended March
31, 1999 was funded substantially by net proceeds of approximately $781,000 we received from the sale of Notes (principal less related selling costs). Cash used by operating and financing activities during the quarter ended March 31,
2000 was effectively funded by remaining cash on hand as of December 31, 2000 as no Notes were sold during such period. Through June 30, 1999 (the termination date of the offering), we sold substantially all of the Notes we had offered to the public. The Notes bear simple interest at 10.5% (interest is payable monthly) and are payable in full on June 30, 2002.

The net impact of the above operating, investing and financing activities was that cash and cash equivalents decreased by approximately $439,900 and $763,500 during the respective quarters ended March 31, 2000 and 1999.

As discussed in our December 31, 1999 10-KSB, because of our recurring losses from operations, we have a significant stockholders' deficit. In addition, we have continued to incur significant operating losses in 2000 and 2001 which have been funded by the following:

o       A private placement of a maximum of 3,000 secured notes in the principal amount of $1,000 each. Through March 31, 2001 (the termination date of the offering), we generated net cash of approximately $1,200,000 from the sale of these notes.

o       In March 2001, we generated net cash of approximately $561,000 when we sold certain finance receivables to an unrelated third party.

o       Finally, in June 2001, we received cash of approximately $995,000 when
        Parkwood opted to sell the Park.

We have been using the net cash generated above substantially to finance our operating losses, and we do not currently have the funds in place to repay the
Notes at their maturity on June 30, 2002. Accordingly, in order to repay the
Notes, we will have to be able to generate significant cash from operations and/or secure additional capital resources from the sale of debt or equity. No assurance can be given that we will be able to generate cash flow from operations, or that additional capital resources will be available, or available on reasonable terms.

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

November 16, 2001                      /s/ Anthony A. Sutter
Date                                   Anthony A. Sutter, President and Chief
                                       Accounting Officer

