Form 10QSB
period 2000-06-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 2001-12-14
CIK 1031279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
    Act of 1934.

                 For the quarterly period ended June 30, 2000.

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

                                 YES ( ) NO (X)

Indicate the number of shares outstanding of each of the issuer's classes of stock as of November 30, 2001

                               1,000 Common Shares

Transitional Small Business Disclosure Format:

                                 YES ( ) NO (X)

                 Sterling Financial Services of Florida I, Inc.

                              INDEX TO FORM 10-QSB

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Balance Sheets as of June 30, 2000 and December 31, 1999...................... 3

Statements of Operations for the three and six-months
ended June 30, 2000 and 1999.................................................. 4

Statement of Stockholders' Deficit for the six-months
ended June 30, 2000........................................................... 5

Statements of Cash Flows for the three and six-months
ended June 30, 2000 and 1999.................................................. 6

Notes to Financial Statements................................................. 7

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations (including Cautionary Statement)......... 11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................................... 15
Item 2. Changes in Securities................................................ 15
Item 3. Defaults Upon Senior Securities...................................... 15
Item 4. Submission of Matters to a Vote of Securities Holders................ 15
Item 5. Other Information.................................................... 15
Item 6. Exhibits and Reports on Form 8-K..................................... 15

Signatures                                                                    15

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                 BALANCE SHEETS

                                                          June 30,2000          December 31,
ASSETS                                                     (Unaudited)             1999

Cash and cash equivalents                                 $    65,159           $   552,279

Receivables:
Finance-net                                                 3,831,954             3,864,893
Mobile home floor plan                                        123,634               265,686
Affiliate                                                     245,558               251,815
Interest and fees                                              98,989               104,766
Other                                                           7,097                 5,943
     Total receivables                                      4,307,232             4,493,103

Inventories                                                   921,665             1,105,720

Investment in and advances to Parkwood Estates
Mobile Home Park, L.C.                                        802,263               794,407

Property and equipment - net                                  322,945               230,007

Other assets:
Deferred debt issuance costs - net                            572,425               675,761
Repossessed mobile homes                                      343,125               133,672
Assets not yet placed in service                                                     99,931
    Total other assets                                        915,550               909,364

TOTAL                                                     $ 7,334,814           $ 8,084,880
                                                          ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                                     $ 9,995,000           $ 9,888,000
Accrued and other liabilities                                  51,932                63,900
    Total liabilities                                      10,046,932             9,951,900

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000 shares authorized,
    1,000 shares issued and outstanding                         1,000                 1,000
Deficit                                                    (2,713,118)           (1,868,020)
     Total stockholders' deficit                           (2,712,118)           (1,867,020)

TOTAL                                                     $ 7,334,814           $ 8,084,880
                                                          ============          ============

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                     Three-Months        Three-Months       Six-Months       Six-Months
                                         Ended               Ended             Ended            Ended
                                     June 30, 2000      June 30, 1999     June 30, 2000    June 30, 1999

REVENUES:
Mobile home sales                      $ 222,500           $ 335,825      $  351,200        $  690,525
Interest and fees                        179,226             128,641         344,620           282,350
Rental                                     7,015              33,139          14,029            63,369
Other                                         13               2,186           3,786             2,519
      Total revenues                     408,754             499,791         713,635         1,038,763

OPERATING EXPENSES:
Cost of mobile homes sold                180,267             263,239         299,737           540,659
Management fees - related party          119,605             150,078         238,057           308,474
Interest                                 318,318             256,952         635,940           462,921
Provision for credit losses              100,000                   -         200,000                 -
Costs of rental                                -              22,621                            45,750
Depreciation                              15,714               6,619          22,428            13,238
Loss on sales of repossessed mobile
    homes                                 20,750                   -          20,750                 -
Rent expense                              27,325                   -          54,650                 -
Professional fees                         40,500              18,550          50,500             8,000
Equity in loss of Parkwood Estates
   Mobile Home Park, L.C.                  8,770               7,726          18,797            19,412
Other                                     23,253              46,314          49,824            87,601
    Total operating expenses             822,002             794,049       1,558,733         1,528,555

NET LOSS                               $(413,248)          $(294,258)     $ (845,098)       $ (489,792)
                                       ==========          ==========     ===========       ===========

LOSS PER COMMON SHARE                  $ (413.25)          $ (294.26)     $  (845.01)       $  (489.79)
                                       ==========          ==========     ===========       ===========

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                              Common Stock
                                          Shares       Amount    Deficit        Total

Balances, December 31, 1999                1,000      $ 1,000  $(1,868,020) $(1,867,020)

Net loss for the six months ended
   June 30, 2000 (unaudited)                                      (845,098)    (845,098)

Balances, June 30, 2000 (unaudited)        1,000      $ 1,000  $(2,713,118) $(2,712,118)
                                           =====      =======  ============ ============

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Three-Months     Three-Months     Six-Months       Six-Months
                                                                         Ended           Ended            Ended           Ended
                                                                     June 30, 2000   June 30, 1999   June 30, 2000    June 30, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $(413,248)    $  (294,258)       $(845,098)    $  (489,792)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Provision for loan losses                                            100,000               -          200,000               -
    Loss on sale of repossessed mobile homes                              20,750                           20,750               -
    Depreciation                                                          15,714           6,620           22,428          13,239
    Amortization and write off of deferred debt issuance costs            57,794          49,583          117,152          86,749
    Management Fees - Related Party                                            -          69,089                -         226,978
    Equity in loss of Parkwood Estates Mobile Home Park, L.C.              8,770           7,726           18,797          19,412
    Decrease (increase) in inventories                                   172,149        (406,378)         184,055        (808,406)
    (Increase) decrease in interest and other receivables                (22,390)         (6,119)           4,623         (11,214)
    Increase (decrease) in accrued and other liabilities                    (413)         24,800          (11,968)         14,550
    Increase in due to Sterling Financial Services                             -          80,989                -          80,989
NET CASH USED BY OPERATING ACTIVITIES                                    (60,874)       (467,948)        (289,261)       (867,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment and software not yet
    placed in service                                                     (4,879)        (12,272)         (15,435)        (45,250)
  Net advances to Parkwood Estates Mobile Home Park, L.C.                 (2,316)        (24,397)         (26,653)        (70,000)
  Proceeds from sales of repossessed mobile homes                         95,611          50,743          164,797         132,751
  Net increase in finance receivables                                   (294,480)       (886,717)        (562,061)     (1,729,467)
  Net decrease (increase) in mobile home floor plan receivables           86,341          27,885          142,052        (210,594)
NET CASH USED BY INVESTING ACTIVITIES                                   (119,723)       (844,758)        (297,300)     (1,922,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of secured notes payable                        209,000       2,976,000          209,000       3,844,000
  Repayment of secured notes payable                                     (79,000)              -         (102,000)              -
  (Increase) decrease in affiliate receivables                            17,206          (1,200)           6,257         (68,355)
  Cash paid for deferred debt issuance costs                             (13,816)       (297,600)         (13,816)       (384,600)
NET CASH PROVIDED BY FINANCING ACTIVITIES                                133,390       2,677,200           99,441       3,391,045

NET INCREASE IN CASH AND CASH EQUIVALENTS                                (47,207)      1,364,494         (487,120)        600,990

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                                112,366         519,402          552,279       1,282,906

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $  65,159     $ 1,883,896        $  65,159     $ 1,883,896
                                                                       ==========    ============       ==========    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                          $ 260,524     $   207,369        $ 518,788     $   376,172
                                                                       ==========    ============       ==========    ============

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

GOING CONCERN

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and have continued to incur operating losses through the date of filing of this 10-QSB. In addition, as of June 30, 2000, we have a stockholders' deficit of approximately $2,712,000, and we currently do not have the funds in place to repay the notes payable discussed at Note C (the "Notes").
Accordingly, our ability to continue as a going concern is dependent upon either our ability to refinance the Notes and/or generate sufficient cash to pay (1)
our anticipated future operating expenses and (2) the Notes. As discussed at
Note F, subsequent to June 30, 2000, we have funded our operations primarily from cash generated from (1) sales of additional secured notes under a private placement memorandum; (2) the sale of certain finance receivables to an unrelated third party; and (3) the return of a significant portion of the funds we invested in and advanced to Parkwood. In addition to paying our operating expenses, we are attempting to use a portion of the proceeds to purchase mobile homes at discounted prices from other companies and dealers in our industry, with the intention of trying to market them for sale at significantly higher prices than our cost. However, we have had limited success with this strategy and there is no assurance that we will be successful with this strategy in the future, or that we will have the cash in place to pay the Notes at their respective maturity dates.

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
Accordingly, these financial statements do not include all of the footnotes required by such principals. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June
30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 1999 contained in our Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with accounting principals generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of the revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include the appropriate level or allowance for credit losses, which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ significantly from our estimates.

Provision for Credit Losses

At December 31, 1999, we believed the allowance for loan losses was adequate to cover potential loan losses. Because of increased losses associated with repossessed mobile homes, the sale of the loans discussed at Note F, and potential for sales of additional loans, we recorded a provision for credit losses of $200,000 during the six months ended June 30, 2000. We believe this amount will approximate 50% of the total provision for credit losses to be recorded during the year ended December 31, 2000.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three and six months ended June 30,
2000 and 1999 was 1,000.

Reclassifications

Certain amounts in the June 30, 1999 financial statements have been reclassified to conform with the June 30, 2000 presentation.

NOTE C - SECURED NOTES PAYABLE

At June 30, 2000, secured notes payable  (collectively,  the "Notes") consist of the following:

                                          Balance      Maturity Date  Interest Rate

Notes sold through public offering      $9,786,000     June 30, 2002     10.5%
Notes sold through private placement    $  209,000    March 31, 2005     10.0%

The Notes, which may be prepaid in whole or in part at any time without premium or penalty, are secured by a first lien on any assets acquired with the proceeds from their sale.

With respect to the private placement, at June 30, 2000, we were offering a maximum of $3,000,000 of Notes on a best efforts basis (see Note F). The Notes were being sold by broker-dealers, who are members of the National Association of Securities Dealers, Inc.

NOTE D - RELATED PARTY TRANSACTIONS

Sterling Financial Services, Inc. ("SFS"), a related party by virtue of Anthony
Sutter's ownership of SFS (Mr. Sutter is the Company's President and majority stockholder), manages the Company and provides all services in connection with the origination, purchasing and servicing of receivables. As consideration for these services, we pay SFS a management fee of 120% of its expenses. Management fees expensed under this arrangement during the three and six-months periods ended June 30, 2000 and 1999 reflected as Management fees - Related Party in the accompanying statements of operations.

The Company had effectively prepaid a significant portion of management fee expense for the three and six-month periods ended June 30, 1999 by advancing SFS approximately $227,000 as of December 31, 1998. As a result of such prepayment, during the quarters ended March 31, and June 30, 1999, the Company reduced their receivable from SFS by approximately $158,000 and $69,000, respectively.

We periodically  advance funds to other entities owned by Mr. Sutter. As of June
30, 2000, receivables from these affiliated entities consisted of the following:

         Oak Bend Mobile Home Park                   $123,231
         Hidden Oaks Mobile Home Park                  43,250
         SFS                                           36,622
         Halliday Mobile Home Park                      7,655
         Regency Oaks Mobile Home Park                 18,500
         Sterling Homes, Inc.                          16,300

         Total                                       $245,558

With the exception of the advances to SFS (which are non-interest bearing), and
Oak Bend Mobile Home Park discussed below, all of the advances are unsecured, bear interest at 12.9% and have no specified repayment terms as principal or interest.

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

We also own 18 mobile home rental units, which are located on lots owned by
Halliday. Prior to November 1999, we rented these lots from Halliday under month- to- month arrangements. During the six months ended June 30, 1999, we received rental income of approximately $63,400 and paid related lot rent to
Halliday of approximately $45,800 (this latter amount is reflected as costs of rental in the accompanying 2000 statement of operations). Beginning in November
1999, we began to rent these mobile homes directly to Halliday for aggregate rent of $2,300 per month. In connection with this arrangement, Halliday has agreed to be responsible for all expenses associated with the mobile homes. As a result thereof, net rental income from these mobile homes was approximately
$14,000 during the six months ended June 30, 2000 and $17,600 during the six months ended June 30, 1999.

During the three-months ended September 30, 1998, we purchased a twenty-five percent interest in Parkwood for approximately $561,600; such entity was formed in August 1998 for the purpose of purchasing, selling and leasing Parkwood
Estates Mobile Home Park. The remaining 75% interest is owned by Anthony Sutter.
In addition to such investment, we have been funding the negative cash flow of
Parkwood under an informal line of credit. At June 30, 2000, we had net advances of approximately $333,000 due from Parkwood (advances of approximately $374,500 less $41,500 of rent charged to us by Parkwood during the six months ended June
30, 2000). With respect to such rent, commencing January 1, 2000, Parkwood began charging us monthly lot rent of $200 for each lot on which we held a mobile home for sale (prior to such date, Parkwood did not charge rent to us). The advances accrue interest at 12.9%, are unsecured and have no specified repayment terms as to principal and/or interest.

NOTE E - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Finance  receivables  reclassified to repossessed  mobile homes during the three and six-months ended June 30,

2000 and 1999 were approximately as follows:

                                      June 30, 2000        June 30, 1999

         Three-Months Ended              $325,000             $142,000
         Six-Months Ended                $395,000             $201,000

NOTE F - SUBSEQUENT EVENTS

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

In June 2001, we received cash of approximately $995,000 when Parkwood sold the
Park. As a result thereof, we recognized a loss of approximately $71,000, which loss will be recognized in the statement of operations as of the date of sale.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three and six-months ended June 30, 2000 and 1999 included with this Form
10-QSB.

We are primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. We also own and rent mobile homes located in the Halliday
Village Mobile Home Park ("Halliday") and have a 25% ownership interest in
Parkwood Estates Mobile Home Park, L. C. ("Parkwood") which was formed in 1998 for the purpose of purchasing and leasing Parkwood Mobile Home Park in
Hillsborough County, Florida (the "Park"). Halliday and Parkwood are related to us by virtue of Anthony Sutter's majority ownership of Halliday, Parkwood and our common stock. Our operations are located in Tampa, Florida and substantially all of our customers are Florida residents.

Readers are referred to the  Cautionary  Statement  at page 14, which  addresses forward-looking statements made by us.

RESULTS OF OPERATIONS

Three-Months Ended June 30, 2000 and 1999

During the three months ended June 30, 2000 and 1999, our revenues approximated
$408,800 and $499,800, respectively. This represented a decrease of approximately $91,000 or 18%. The decline was attributable to the decrease in mobile home sales of approximately $113,000. This decline resulted substantially from a lack of traffic by qualified buyers during the quarter ended June 30,
2000.

The only other revenues of significance during the quarters ended June 30, 2000 and 1999 resulted from interest and fee revenues of approximately $179,000 and
$129,000, respectively. These revenues arose substantially from interest earned on finance receivables of approximately $121,000 and $78,000 for the respective three months ended June 30, 2000 and 1999. This increase resulted from the increase in finance receivables subsequent to June 30, 1999.

Operating expenses during the three months ended June 30, 2000 and 1999 approximated $822,000 and $794,000, respectively. This represented an increase of approximately $28,000. The relatively small change resulted primarily because the total decline of approximately $146,000 in cost of mobile homes sold, professional fees and management fees was offset by the increases in interest expense and the provision for credit losses of approximately $61,000 and
$100,000, respectively.

The decline in management fees resulted substantially because payroll and other expenses incurred by SFS declined as a result of fewer personnel and out of pocket costs required to perform their responsibilities under the Servicing
Agreement.

The increase in interest expense of approximately $61,000 resulted because of increases in the Notes and related deferred debt issuance costs subsequent to
June 30, 1999. Interest expense for the quarters ended June 30, 2000 and 1999 consisted of interest paid on the Notes of approximately $260,500 and $207,400, respectively and amortization of deferred debt issuance costs of approximately
$57,800 and $49,600, respectively (the amortization is a non-cash expense and arises from commissions and other costs incurred to sell the Notes).

Prior to January 1, 2000, we believed the discounts arising from purchased loans provided an adequate allowance for credit losses. However, because of (1)
increased activity in repossessions in 2000 (2) the sale of certain loans at a discount in 2001 and (3) potential for sales of additional loans at a discount, we recorded a provision for credit losses of approximately $100,000 during the quarter ended June 30, 2000. We believe this amount will approximate 25% of the total provision for credit losses to be recorded during the year ended December
31, 2000.

Costs of rental declined from $22,621 for the quarter ended June 30, 1999 to zero for the quarter ended June 30, 2000. This decline was a result of a change in the arrangement with Holliday relative to the mobile homes we own which are located at Holliday. Prior to November 1999, we rented lots from Holliday under month-to-month arrangements for these mobile home rental units. During the quarter ended June 30, 1999, we paid rents to Holliday of approximately $22,600, which amount is reflected as costs of rental in the accompanying 1999 statement of operations. Beginning in November 1999, we began to lease these mobile homes directly to Halliday for aggregate rent of $2,300 per month, at which time
Halliday agreed to become responsible for all expenses associated with the mobile homes. As a result thereof, during the quarter ended June 30, 2000, we received approximately $7,000 from Halliday, and related costs of rental were zero. Accordingly, the true net change in net rental income received by us as a result of our ownership of these units was less than $1,500 between the respective quarters.

Rent  expense was $27,325 and zero for the  respective  quarters  ended June 30,
2000 and 1999. This expense resulted from the following:

        o       Approximately $20,700 of rent to Parkwood for lots on which our mobile home inventories were located. Parkwood did not charge rent to us during the quarter ended June 30, 1999.

        o       $6,600 of rent charged to us by Halliday for our operating facility. Prior to
                April 1998, and beginning again on January 1, 2000, Halliday charged us rent of
                $2,200 a month for our administrative facility. During the period between April
                1998 and December 31, 1999, our rent was included in the expenses of SFS;
                accordingly, such expense was included as part of the management fees discussed above during the quarter ended June 30, 1999.

The results of operations for the three months ended June 30, 2000 and 1999 also included recognition of our loss of approximately $8,800 and $7,800 respectively in Parkwood. This amount represents 25% (our ownership percentage) of the total loss generated by Parkwood for the respective periods.

The net losses for the respective quarters ended June 30, 2000 and 1999 approximated $413,200 and $294,300, respectively; such losses occurred because our interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.

Six-Months Ended June 30, 2000 and 1999

During the six-months ended June 30, 2000 and 1999, our revenues approximated
$713,700 and $1,038,800, respectively. This represented a decrease of approximately 31% or $325,000 and resulted substantially because of the decline in mobile home sale revenues of approximately $339,000. This decline occurred substantially from a lack of traffic by qualified buyers during the six months ended June 30, 2000. The lack of traffic from qualified buyers also placed pressure on our margins as they declined from approximately 22% for the six-months ended June 30, 1999 to approximately 15% for the six-months ended
June 30, 2000.

The only other revenues of significance during the six -months ended June 30,
2000 and 1999 resulted from interest and fee revenues of approximately $344,200 and $282,300, respectively. These revenues arose substantially from interest earned on finance receivables of approximately $287,300 and $184,000 for the respective six-month periods. This increase in interest income resulted from the increase in finance receivables since June 30, 1999.

Operating expenses during the six months ended ended June 30, 2000 and 1999 approximated $1,558,800 and $1,528,600, respectively. This represented an increase of approximately $30,000. The relatively small change resulted primarily because the total decline of approximately $343,200 in cost of mobile homes sold, professional fees and management fees was offset by the increases in interest expense and the provision for credit losses of approximately $173,000 and $200,000, respectively.

The decline in management fees resulted substantially because payroll and other expenses incurred by SFS declined as a result of fewer personnel and out of pocket costs required to perform their responsibilities under the Servicing
Agreement.

The increase in interest expense of approximately $173,000 resulted because of increases in the Notes and related deferred debt issuance costs subsequent to
June 30, 1999. Interest expense for the six months ended June 30, 2000 and 1999 consisted of interest paid on the Notes of approximately $518,800 and $376,200, respectively and amortization of deferred debt issuance costs of approximately
$117,100 and $86,700, respectively (the amortization is a non-cash expense and arises from commissions and other costs incurred to sell the Notes). We also recorded a provision for credit losses of approximately $200,000 during the six months ended June 30, 2000 for the reasons discussed at page 12.

Costs of rental declined from $45,750 for the six months ended June 30, 1999 to zero for the six months ended June 30, 2000. This decline was a result of a change in the arrangement with Halliday relative to the mobile homes we own, which are located at Halliday (as discussed at page 12). As a result of such change, during the six months ended June 30, 2000 we received net rental revenue of approximately $14,000 during the six months ended June 30, 2000 as compared to approximately $17,600 for the six months ended June 30, 1999.

Rent expense was $54,640 and zero for the respective six- month periods ended
June 30, 2000 and 1999. This expense resulted from the rent charged to us by
Parkwood and Halliday as discussed at page 12.

The six- months ended June 30, 1999 results of operations also included recognition of our loss of approximately $18,800 and $19,400 in Parkwood. These amounts represent 25% (our ownership percentage) of the net losses generated by
Parkwood during the respective periods.

The net losses for the respective six-month periods ended June 30, 2000 and 1999 approximated $845,000 and $489,800, respectively; such losses occurred because our interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees and interest expense on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

Three and Six-Months Ended June 30, 2000 and 1999

Operating activities during the three and six months ended June 30, 2000 used cash of approximately $60,900 and $289,300, respectively as compared to cash used by operating activities of approximately $467,900 and $867,500, for the respective three and six-month periods ended June 30, 1999. During the three and six month periods ended June 30, 1999, cash used by operating activities was primarily attributable to the net cash outflows required to fund our operating losses, and because we were building up inventories of mobile homes, which were being sold at the Park.

During the three and six months ended June 30, 2000, cash used by operating activities was primarily attributable to the net cash outflows required to fund our operating losses. These cash outlays were partially offset by cash we generated from the net reduction of our mobile home inventories. This decline resulted because cash received from sales of mobile homes exceeded purchases of such inventories during these periods. We sharply curtailed mobile home purchases during these periods as we felt the balance of our mobile home inventories as of December 31, 1999 was adequate to support projected sales.

Investing activities during the three and six-months ended June 30, 2000 used cash of approximately $119,700 and $297,300, respectively as compared to net cash used by such activities of approximately $844,800 and $1,922,600 during the corresponding periods of the preceding year. This cash was used primarily to fund originations and purchases of finance receivables. Net cash used by investing activities was significantly lower during the three and six months ended June 30, 2000 as compared to the corresponding periods of the preceding year substantially because of decreased loan originations caused by our lack of liquidity.

Cash used by operating and investing activities during the three and six months ended June 30, 2000 and 1999 was funded substantially by funds we received from sales of the Notes.

The net impact of the above operating, investing and financing activities was that cash and cash equivalents decreased by approximately $487,100 to $65,100 as of June 30, 2000. Since such time, we have continued to suffer losses from operations, which losses have been funded by the following:

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

We have been using the net cash generated above substantially to finance our operating losses, and we do not currently have the funds in place to repay the
Notes (a significant portion of which are due on June 30, 2002). Accordingly, and unless we are able to refinance the Notes, we will have to be able to generate significant cash from operations and/or secure additional capital resources from the sale of debt or equity. No assurance can be given that we will be able to generate cash flow from operations, or that additional capital resources will be available, or available on reasonable terms.

CAUTIONARY STATEMENT

This Form 10-QSB, press releases and certain information provided periodically in writing or orally by our officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the
Securities Act, as amended and Section 21E of the Securities Exchange Act of
1934. The words expect, anticipate, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-QSB and in other places, particularly, Management's
Discussion and Analysis of Financial Condition and Results of Operations, and
include statements regarding the intent, belief or current expectations of our directors and officers with respect to, among other things: (i) our liquidity and capital resources; (ii) our financing opportunities and plans and (iii) our future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability by us to successfully identify, consummate and integrate the acquisition of finance receivables at reasonable and anticipated costs; (ii) any material inability by us to successfully internally develop its products; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on our continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business;
(vi) any inability by us to successfully conduct our business in new markets;
and (vii) other risks including those identified in our filings with the
Securities and Exchange Commission. We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-QSB to reflect events or circumstances after the date of this Form 10-QSB or to reflect the occurrence of unanticipated events.

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

        Date                                    Anthony A. Sutter, President

