Form 10QSB
period 2000-09-30
STERLING FINANCIAL SERVICES OF FLORIDA I INC
filed 2002-01-02
CIK 1031279

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities and Exchange
                                  Act of 1934.

               For the quarterly period ended September 30, 2000.

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

        Balance Sheets as of September 30, 2000 and December 31,1999...........3

        Statements of Operations for the three and nine-months ended
        September 30, 2000 and 1999............................................4

        Statement of Stockholders' Deficit for the nine-months ended
        September 30, 2000.....................................................5

        Statements of Cash Flows for the three and nine-months ended
        September 30, 2000 and 1999............................................6

        Notes to Financial Statements..........................................7

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        of Operations (including Cautionary Statement)........................11

PART II.OTHER INFORMATION

Signatures                                                                    15

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                                 BALANCE SHEETS

                                                September 30,
                                                    2000               December 31,
ASSETS                                          (Unaudited)                1999

Cash and cash equivalents                       $   220,768           $   552,279

Receivables:
Finance-net                                       3,804,932             3,864,893
Mobile home floor plan                              147,808               265,686
Affiliate                                           234,999               251,815
Interest and fees                                   114,931               104,766
Other                                                10,489                 5,943
     Total receivables                            4,313,159             4,493,103

Inventories                                         758,266             1,105,720

Investment in and advances to Parkwood
    Estates Mobile Home Park, L.C.                  827,179               794,407

Property and equipment - net                        308,476               230,007

Other assets:
Deferred debt issuance costs - net                  564,516               675,791
Repossessed mobile homes                            375,021               133,672
Assets not yet placed in service                          -                99,931
     Total other assets                             939,537               909,364

TOTAL                                           $ 7,367,385           $ 8,084,880
                                                ============          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES:
Secured notes payable                           $10,481,000           $ 9,888,000
Accrued and other liabilities                        55,664                63,900
     Total liabilities                           10,536,664             9,951,900

STOCKHOLDERS' DEFICIT
Common stock, no par value, 10,000 shares
    authorized, 1,000 shares issued and
    outstanding                                       1,000                 1,000
Deficit                                          (3,170,279)           (1,868,020)
     Total stockholders' deficit                 (3,169,279)           (1,867,020)

TOTAL                                           $ 7,367,385           $ 8,084,880
                                                ============          ============

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Three-Months        Three-Months     Nine-Months         Nine-Months
                                             Ended               Ended            Ended               Ended
                                          September 30,       September 30,   September 30,        September 30,
                                              2000               1999              2000                1999

REVENUES:
Mobile home sales                         $ 265,500           $ 470,069        $   616,700          $1,160,594
Interest and fees                           163,920             215,997            508,540             498,347
Rental                                        7,014              28,357             21,043              91,726
Other                                         1,492                 100              5,278               2,619
      Total revenues                        437,926             714,523          1,151,561           1,753,286

OPERATING EXPENSES:
Cost of mobile homes sold                   231,384             374,792            531,121             915,451
Management fees - related party             113,959             139,973            352,016             448,447
Interest                                    328,348             322,186            964,288             785,107
Costs of rental                                   -              22,485                  -              68,235
Provision for credit losses                 100,000                   -            300,000                   -
Loss on sales of repossessed
   mobile homes                              12,702                   -             33,452                   -
Depreciation                                 15,714               6,620             38,142              19,858
Rent expense                                 27,325                   -             81,975                   -
Professional fees                             8,757               9,325             27,307              59,825
Equity in loss of Parkwood Estates
   Mobile Home Park, L.C.                     9,689               9,662             28,486              29,074
Other                                        47,209              68,907             97,033             156,507
    Total operating expenses                895,087             953,950          2,453,820           2,482,504

NET LOSS                                  $(457,161)          $(239,427)       $(1,302,259)         $ (729,218)
                                          ==========          ==========       ============         ===========

LOSS PER COMMON SHARE                     $ (457.16)          $ (239.43)       $ (1,302.26)         $  (729.22)
                                          ==========          ==========       ============         ===========

See accompanying notes.

                 TERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                       STATEMENT OF STOCKHOLDERS' DEFICIT

                                                     Common Stock
                                                  Shares        Amount     Deficit        Total

Balances, December 31, 1999                        1,000      $  1,000   $(1,868,020)  $(1,867,020)

Net loss for the nine months ended
   September 30, 2000 (unaudited)                                         (1,302,259)   (1,302,259)

Balances, September 30, 2000 (unaudited)           1,000      $  1,000   $(3,170,279)  $(3,169,279)
                                                   =====      ========   ============  ============

See accompanying notes.

                 STERLING FINANCIAL SERVICES OF FLORIDA I, INC.
                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                Three-Months     Three-Months     Nine-Months     Nine-Months
                                                                    Ended           Ended            Ended           Ended
                                                                September 30,   September 30,    September 30,   September 30,
                                                                    2000             1999            2000             1999

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                        $(457,161)     $ (239,427)     $(1,302,259)     $ (729,218)
  Adjustments to reconcile net loss to net cash used in
operating Activities:
    Provision for credit losses                                     100,000               -          300,000               -
    Loss on sale of repossessed mobile homes                         12,702               -           33,452               -
    Depreciation                                                     15,714           6,619           38,142          19,858
    Amortization and write off of deferred debt issuance costs       60,251          64,590          177,403         151,339
    Equity in loss of Parkwood Estates Mobile Home Park, L.C.         9,689           9,662           28,486          29,074
    Decrease (increase) in inventories                              163,399         (49,680)         347,454        (858,086)
    Increase in interest and other receivables                      (19,334)        (46,426)         (14,711)        (57,640)
    Increase (decrease) in accrued and other liabilities              3,732          18,605           (8,236)         33,155

NET CASH USED IN OPERATING ACTIVITIES                              (111,008)       (236,057)        (400,269)     (1,411,518)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment and software not yet
    placed in service                                                (1,245)        (89,980)         (16,680)       (135,230)
    Net advances to Parkwood Estates Mobile Home Park, L.C.         (34,605)        (85,460)         (61,258)       (155,460)
    Proceeds from sales of repossessed mobile homes                 215,789          51,728          380,586         184,479
    Net increase in finance receivables                            (333,365)       (334,220)        (895,426)     (2,063,687)
    Net decrease (increase) in mobile home floor plan receivables   (24,174)         61,266          117,878        (149,328)

NET CASH USED BY INVESTING ACTIVITIES                              (177,600)       (396,666)        (474,900)     (2,319,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of secured notes payable                   506,000         125,000          715,000       3,969,000
  Repayments of secured notes payable                               (20,000)                        (122,000)
  (Increase) decrease in affiliate receivables                       10,559                           16,816         158,623
  Increase in due to Sterling Financial Services                                                           -          80,989
  Cash paid for deferred debt issuance costs                        (52,342)        (12,497)         (66,158)       (397,097)

NET CASH PROVIDED BY FINANCING ACTIVITIES                           444,217         112,503          543,658       3,811,515

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                  155,609        (520,220)        (331,511)         80,771

CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                                            65,159       1,883,897          552,279       1,282,906

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 220,768      $1,363,677      $   220,768      $1,363,677
                                                                  ==========     ===========     ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION - Interest paid                                     $ 268,097      $  257,596      $   786,885      $  633,768
                                                                  ==========     ===========     ============     ===========

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

GOING CONCERN

The accompanying interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred significant losses since our inception and have continued to incur operating losses through the date of filing of this 10-QSB. In addition, as of September 30, 2000, we have a stockholders' deficit of approximately $3,169,000, and we currently do not have the funds in place to repay the notes payable discussed at Note C (the
"Notes"). Accordingly, our ability to continue as a going concern is dependent upon either our ability to refinance the Notes and/or generate sufficient cash to pay (1) our anticipated future operating expenses and (2) the Notes. As discussed at Note F, subsequent to June 30, 2000, we have funded our operations primarily from cash generated from (1) sales of additional secured notes under a private placement memorandum; (2) the sale of certain finance receivables to an unrelated third party; and (3) the return of a significant portion of the funds we invested in and advanced to Parkwood. In addition to paying our operating expenses, we are attempting to use a portion of the proceeds to purchase mobile homes at discounted prices from other companies and dealers in our industry, with the intention of trying to market them for sale at significantly higher prices than our cost. However, we have had limited success with this strategy and there is no assurance that we will be successful with this strategy in the future, or that we will have the cash in place to pay the Notes at their respective maturity dates.

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
Accordingly, these financial statements do not include all of the footnotes required by such principals. In our opinion, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The accompanying financial statements and the notes should be read in conjunction with our audited financial statements as of and for the year ended December 31, 1999 contained in our Form 10-KSB.

Use of Estimates

The preparation of financial statements in accordance with accounting principals generally accepted in the United States of America requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of the revenues and expenses during the reporting period may be affected by the estimates and assumptions we are required to make. Estimates that are critical to the accompanying financial statements include the appropriate level of the allowance for credit losses, which can be significantly impacted by future industry, market and economic trends and conditions. Actual results could differ significantly from our estimates.

Provision for Credit Losses

At December 31, 1999, we believed the allowance for loan losses was adequate to cover potential loan losses. Because of increased losses associated with repossessed mobile homes, the sale of the loans discussed at Note F, and potential for sales of additional loans, we recorded a provision for credit losses of $300,000 during the nine- months ended September 30, 2000. We believe this amount will approximate 75% of the total provision for credit losses to be recorded during the year ended December 31, 2000.

Loss Per Common Share

Loss per common share is based on the weighted average number of common and common equivalent shares outstanding during the period. The weighted average number of such shares outstanding for the three and nine months ended September
30, 2000 and 1999 was 1,000.

Reclassifications

Certain amounts in the September 30, 1999 financial statements have been reclassified to conform with the September 30, 2000 presentation.

NOTE C - SECURED NOTES PAYABLE

At September 30, 2000, secured notes payable (collectively, the "Notes") consist of the following:

                                            Balance        Maturity Date     Interest Rate

Notes sold through public offering        $9,766,000       June 30, 2002         10.5%
Notes sold through private placement        $715,000      March 31, 2005         10.0%

The Notes, which may be prepaid in whole or in part at any time without premium or penalty, are secured by a first lien on any assets acquired with the proceeds from their sale.

With respect to the private placement, as of September 30, 2000, we were offering a maximum of $3,000,000 of Notes on a best efforts basis (see Note F).
The Notes were being sold by broker-dealers, who are members of the National
Association of Securities Dealers, Inc.

NOTE D - RELATED PARTY TRANSACTIONS

Sterling Financial Services, Inc. ("SFS"), a related party by virtue of Anthony
Sutter's ownership of SFS (Mr. Sutter is our President and majority stockholder), manages our operations and provides all services to us in connection with the origination, purchasing and servicing of receivables. As consideration for these services, we pay SFS a management fee of 120% of its expenses. Management fees expensed under this arrangement during the three and nine month periods ended September 30, 2000 and 1999 are reflected as Management fees - Related Party in the accompanying statements of operations.

At December 31, 1998, we had advanced approximately $227,000 to SFS thereby effectively prepaying a significant portion of management fee expense recorded in the September 30, 1999 statement of operations (approximately $227,000 of management fees incurred during this period did not require the outlay of cash;
rather we reduced our receivable from SFS by such amount).

We periodically advance funds to other entities owned by Mr. Sutter. As of
September 30, 2000, receivables from these affiliated entities consisted of the following:

         Oak Bend Mobile Home Park                   $123,231
         Hidden Oaks Mobile Home Park                  43,250
         SFS                                           32,663
         Halliday Mobile Home Park                      1,055
         Regency Oaks Mobile Home Park                 18,500
         Sterling Homes, Inc.                          16,300

         Total                                       $234,999

With the exception of the advances to SFS (which are non-interest bearing), and
Oak Bend Mobile Home Park discussed below, all of the advances above are unsecured, bear interest at 12.9% and were paid during the fiscal year ended
December 31, 2001.

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

We also own 18 mobile home rental units, which are located on lots owned by
Halliday. Prior to November 1999, we rented these lots from Halliday under month- to- month arrangements. During the nine months ended September 30, 1999, we received rental income of approximately $91,700 and paid related lot rent to
Halliday of approximately $68,200 (this latter amount is reflected as costs of rental in the accompanying 1999 statement of operations). Beginning in November
1999, we began to rent these mobile homes directly to Halliday for aggregate rent of $2,300 per month. In connection with this arrangement, Halliday has agreed to be responsible for all expenses associated with the mobile homes. As a result thereof, net rental income from these mobile homes was approximately
$21,000 during the nine- months ended September 30, 2000 and $23,500 during the nine- months ended September 30, 1999.

During the three-months ended September 30, 1998, we purchased a twenty-five percent interest in Parkwood for approximately $561,600; such entity was formed in August 1998 for the purpose of purchasing, selling and leasing Parkwood
Estates Mobile Home Park. The remaining 75% interest is owned by Anthony Sutter.
In addition to such investment, we have been funding the negative cash flow of
Parkwood under an informal line of credit. At September 30, 2000, we had net advances of approximately $367,500 due from Parkwood (advances of approximately
$429,700 less $62,200 of rent charged to us by Parkwood during the nine months ended September 30, 2000). With respect to such rent, commencing January 1,
2000, Parkwood began charging us monthly lot rent of $200 for each lot on which we held a mobile home for sale. The advances accrued interest at 12.9%, were unsecured and had no specified repayment terms as to principal and/or interes
(see Note F regarding sale of the Park).

NOTE E - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Finance receivables reclassified to repossessed mobile homes during the three and nine-months ended September 30, 1999 were approximately as follows:

                                            September 30, 2000        September 30, 1999

         Three-Months Ended                     $260,400                    $16,200
         Nine-Months Ended                      $655,400                   $217,400

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

In June 2001, we received cash of approximately $995,000 (which amount consists of advances we had made to Parkwood as well as a return of a portion of our investment) when Parkwood sold the Park. As a result thereof, we recognized a loss of approximately $71,000 on our investment (exclusive of equity in losses which we had previously recorded in our statements of operations). This loss will be recognized in the statement of operations as of the date of sale.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the balance sheet as of December 31, 1999 and the financial statements as of and for the three and nine-months ended September 30, 2000 and 1999 included with this
Form 10-QSB.

We are primarily in the business of originating and purchasing retail mobile home installment sales contracts created in connection with the financing of manufactured homes. We also own and rent mobile homes located in the Halliday
Village Mobile Home Park ("Halliday") and until June of 2001 had a 25% ownership interest in Parkwood Estates Mobile Home Park, L. C. ("Parkwood") which was formed in 1998 for the purpose of purchasing and leasing Parkwood Mobile Home
Park in Hillsborough County, Florida (the "Park"). Halliday and Parkwood are
related to us by virtue of Anthony Sutter's majority ownership of Halliday,
Parkwood and our common stock. Our operations are located in Tampa, Florida and substantially all of our customers are Florida residents.

Readers are referred to the Cautionary Statement at page 14, which addresses forward-looking statements made by us.

RESULTS OF OPERATIONS

Three-Months Ended September 30, 2000 and 1999

During the three months ended September 30, 2000 and 1999, our revenues approximated $437,900 and $714,500, respectively. This represented a decrease of approximately $276,600 or 38%. The decline was substantially attributable to the decrease in mobile home sales of approximately $204,600. This decline resulted substantially from a lack of traffic by qualified buyers during the quarter ended September 30, 2000. In addition, interest and fee revenues declined from approximately $216,000 for the quarter ended September 30, 1999 to approximately
$163,900 for the quarter ended September 30, 2000. This decline was a result of lower cash balances, reduced activity in floor plans and sales of mobile homes
(which resulted in lower fee income) and because interest earned on loan receivables during the three months ended September 30, 2000 was approximately
$33,000 less than such interest in the corresponding period of the preceding fiscal year. This decline resulted because we accrued interest for the first time during the month of September 30, 1999. Accordingly, interest income during the three-months ended September 30, 1999 actually included four months of interest. Previous to September 30, 1999, we did not accrue interest at the end of each month because of its insignificance.

Operating expenses during the three months ended September 30, 2000 and 1999 approximated $895,100 and $953,900, respectively. This represented a decrease of approximately $58,800. The relatively small change resulted primarily because the total decline of approximately $169,400 in cost of mobile homes sold and management fees was offset by the increase of $100,000 in the provision for credit losses. Prior to January 1, 2000, we believed the discounts arising from purchased loans provided an adequate allowance for credit losses. However, because of (1) increased activity in repossessions in 2000 (2) the sale of certain loans at a discount in 2001 and (3) potential for sales of additional loans at a discount, we recorded a provision for credit losses of approximately
$100,000 during the quarter ended September 30, 2000. We believe this amount will approximate 25% of the total provision for credit losses to be recorded during the year ended December 31, 2000. The decline in management fees resulted substantially because payroll and other expenses incurred by SFS declined as a result of fewer personnel and out of pocket costs required to perform their responsibilities under the Servicing Agreement.

In addition to the above, costs of rental declined from $22,485 for the quarter ended September 30, 1999 to zero for the quarter ended September 30, 2000. This decline was a result of a change in the arrangement with Halliday relative to the mobile homes we own which are located at Holliday. Prior to November 1999, we rented lots from Holliday under month-to-month arrangements for these mobile home rental units. During the quarter ended September 30, 1999, we received rentals from these mobile home units of approximately $28,400 and paid rents to

Halliday of approximately $22,500 (this amount is reflected as costs of rental in the accompanying 1999 statement of operations). Beginning in November 1999, we began to lease these mobile homes directly to Halliday for aggregate rent of
$2,300 per month, at which time Halliday agreed to become responsible for all expenses associated with the mobile homes. As a result thereof, during the quarter ended September 30, 2000, we received approximately $7,000 from
Halliday, and related costs of rental were zero. Accordingly, the true change in net rental income received by us as a result of our ownership of these units approximated $1,200 between the respective quarters.

Rent expense was $27,325 and zero for the respective quarters ended September
30, 2000 and 1999. This expense resulted from the following:

o       Approximately $20,700 of rent to Parkwood for lots on which our mobile home inventories were located. Parkwood did not charge rent to us during the quarter ended September 30, 1999.

o       $6,600 of rent charged to us by Halliday for our operating facility. Prior to April 1998, and beginning again on January 1, 2000, Halliday charged us rent of $2,200 a month for our administrative facility. During the period between April 1998 and December 31, 1999, our rent was included in the expenses of SFS; accordingly, such expense was included as part of the management fees discussed above during the quarter ended September 30,
        1999.

The results of operations for the three months ended September 30, 2000 and 1999 also included recognition of our losses of approximately $9,700 during each of such quarters in Parkwood. This amount represents 25% (our ownership percentage)
of the total loss generated by Parkwood for the respective periods.

The net losses for the respective quarters ended September 30, 2000 and 1999 approximated $457,200 and $239,400, respectively; such losses occurred because our interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees, interest expense on the Notes and the recording of a $100,000 provision for credit losses on finance receivables.

Nine -Months Ended September 30, 2000 and 1999

During the nine-months ended September 30, 2000 and 1999, our revenues approximated $1,151,600 and $1,753,300 respectively. This represented a decrease of approximately 34% or $601,700 and resulted substantially because of the decline in mobile home sale revenues of approximately $543,900. This decline occurred substantially from a lack of traffic by qualified buyers during the nine-months ended September 30, 2000. The lack of traffic from qualified buyers also placed pressure on our margins as they declined from approximately 22% for the nine-months ended September 30, 1999 to approximately 14% for the nine-months ended September 30, 2000.

The only other revenues of significance during the nine--months ended September
30, 2000 and 1999 resulted from interest and fee revenues of approximately
$508,500 and $498,400, respectively. These revenues arose substantially from interest earned on finance receivables of approximately $421,200 and $351,000 for the respective nine-month periods.

Operating expenses during the nine- months ended September 30, 2000 and 1999 approximated $2,453,800 and $2,482,500, respectively. This represented a decrease of approximately $28,700. The relatively small change resulted primarily because the total decline of approximately $480,800 in cost of mobile homes sold and management fees was offset by the increases in interest expense and the provision for credit losses of approximately $179,200 and $300,000, respectively.

The decline in management fees resulted substantially because payroll and other expenses incurred by SFS declined as a result of fewer personnel and out of pocket costs required to perform their responsibilities under the Servicing
Agreement.

The increase in interest expense of approximately $179,000 resulted because of increases in the Notes and related deferred debt issuance costs subsequent to
September 30, 1999. Interest expense for the nine-months ended September 30,
2000 and 1999 consisted of interest paid on the Notes of approximately $786,900 and $633,800,

respectively and amortization of deferred debt issuance costs of approximately
$177,400 and $151,300, respectively (the amortization is a non-cash expense and arises from commissions and other costs incurred to sell the Notes).

We also recorded a provision for credit losses of approximately $300,000 during the nine- months ended September 30, 2000 for the reasons discussed at page 11.

Costs of rental declined from $68,235 for the nine-months ended September 30,
1999 to zero for the nine-months ended September 30, 2000. This decline was a result of a change in the arrangement with Halliday relative to the mobile homes we own, which are located at Halliday (as discussed at pages 11 and 12). As a result of such change, during the nine-months ended September 30, 2000 we received net rental revenue of approximately $21,000 during the nine-months ended September 30, 2000 as compared to approximately $23,500 for the nine-ix months ended September 30, 1999.

Rent expense was $81,975 and zero for the respective nine- month periods ended
September 30, 2000 and 1999. This expense resulted from the rent charged to us by Parkwood and Halliday as discussed at page 12.

Our results of operations during the respective nine- month peiods ended
September 30, 2000 and 1999 also included recognition of our losses of approximately $28,500 and $29,100 in Parkwood. These amounts represent 25% (our ownership percentage) of the net losses generated by Parkwood during the respective periods.

The net losses for the respective nine-month periods ended September 30, 2000 and 1999 approximated $1,302,300 and $729,200, respectively; such losses occurred because our interest bearing assets did not generate sufficient income to cover expenses arising substantially from management fees, interest expense on the Notes and losses incurred on the repossession of mobile homes, and sales of loans.

LIQUIDITY AND CAPITAL RESOURCES

Three and Nine-Months Ended September 30, 2000 and 1999

Operating activities during the three and nine-months ended September 30, 2000 used cash of approximately $111,000 and $400,300, respectively as compared to cash used by operating activities of approximately $236,100 and $1,411,600, for the respective three and nine-month periods ended September 30, 1999. During the three and nine month periods ended June 30, 1999, cash used by operating activities was primarily attributable to the net cash outflows required to fund our operating losses, and because we were building up inventories of mobile homes, which were being sold at the Park.

During the three and nine-months ended September 30, 2000, cash used by operating activities was primarily attributable to the net cash outflows required to fund our operating losses. These cash outlays were partially offset by cash we generated from the net reduction of our mobile home inventories. This decline resulted because cash received from sales of mobile homes exceeded purchases of such inventories during these periods. We sharply curtailed mobile home purchases during these periods as we felt the balance of our mobile home inventories as of December 31, 1999 was adequate to support projected sales in fiscal year end 2000.

Investing activities during the three and nine-months ended September 30, 2000 used cash of approximately $177,600 and $474,900, respectively as compared to net cash used by such activities of approximately $396,700 and $2,319,300, during the corresponding periods of the preceding year. This cash was used primarily to fund originations and purchases of finance receivables. Net cash used by investing activities was significantly lower during the three and nine months ended September 30, 2000 as compared to the corresponding periods of the preceding year substantially because of decreased loan originations caused by our lack of liquidity.

Cash used by operating and investing activities during the three and nine-
months ended September 30, 2000 and 1999 was funded substantially by funds we received from sales of the Notes.

The net impact of the above operating, investing and financing activities was that cash and cash equivalents decreased from approximately $552,300 at December
31, 1999 to approximately $220,800 as of September 30, 2000. Since such time, we have continued to suffer losses from operations, which losses have been funded by the following:

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

We do not currently have the funds in place to repay the Notes (a significant portion of which are due on June 30, 2002). Accordingly, and unless we are able to refinance the Notes, we will have to be able to generate significant cash from operations and/or secure additional capital resources from the sale of debt or equity to have the ability to pay the Notes. No assurance can be given that we will be able to generate cash flow from operations, or that additional capital resources will be available, or available on reasonable terms.

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

December 28, 2001                     /s/ Anthony A. Sutter
Date                                  Anthony A. Sutter, President

